Form 10-K
period 1995-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1995-06-29
CIK 760678

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
              For the Fiscal Year Ended March 31, 1995

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from           to

                     Commission File Number 0-13800

                    INTERNATIONAL AMERICAN HOMES, INC.
         (Exact name of registrant as specified in its charter)

        Delaware                                  22-2472608
(State or other jurisdiction of
incorporation or organization)         (I.R.S. Employer Identification Number)

            6001 Montrose Road, Rockville, Maryland  20852
         (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (301) 231-8745

           Securities registered pursuant to Section 12(b) of the Act:

                                  NONE

             Securities registered pursuant to Section 12 (g) of the Act:

                               Title of class
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]    No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

As of June 1, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value, was 2,612,132. After giving effect to the future issuance of 112,263 shares of common stock to the creditors, pursuant to the Company's confirmed Plan of Reorganization, the aggregate number of shares of common stock outstanding will be 2,724,395. As of June 1, 1995 the aggregate market value of the registrant's common stock held by non-affiliates, including shares to be issued to the creditors pursuant to the Company's confirmed Plan of Reorganization, was $4,310,311.

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No

                  DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

                    INTERNATIONAL AMERICAN HOMES, INC.
                          AND SUBSIDIARIES

                             FORM 10-K

                               Index
                                                                          Page

Part I.

  Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
  Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .9
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .9

Part II.

  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . 10
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 11
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . 13
  Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . 18
  Item 9.  Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . . . . . . 18

Part III.

  Item 10. Directors and Executive Officers of the Registrant  . . . . . . . 19
  Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 19
  Item 12. Security Ownership by Certain Beneficial Owners and Management. . 19
  Item 13. Certain Relationships and Related Transactions  . . . . . . . . . 19

Part IV.

  Item 14. Exhibits, Financial Statements, Schedules, and Reports on
                 Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                             PART I


Item 1.            Business


General Description

  International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiaries, Porten Sullivan Corporation and Suarez Housing Corporation, designs, builds, and sells single-family homes and townhomes, primarily in middle income communities. The Company currently conducts its building activities in suburban residential areas in Metropolitan Washington, D.C. and Greater Tampa, Florida.

  On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions (the "Bankruptcy Petitions") for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Certain related partnerships filed similar petitions in the same Court in 1990 and 1991. Under the bankruptcy proceedings, substantially all claims against the Company as of the date of the filing of the Bankruptcy Petitions were stayed while the Company continued operations as a debtor-in-possession.

  A Third Amended Joint Plan of Reorganization dated June 29, 1992 was filed with the Bankruptcy Court. A Second Amended Disclosure Statement with respect to the Third Amended Joint Plan of Reorganization and the exhibits thereto was approved by Bankruptcy Court Order dated June 29, 1992. On August 12, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization. On October 29, 1992 the Bankruptcy Court approved certain technical modifications to the Third Amended Joint Plan of Reorganization effective as of August 12, 1992. A Fourth Amended Joint Plan of Reorganization dated November 17, 1992, and containing those technical modifications was filed with the Bankruptcy Court. (The Third Amended Joint Plan of Reorganization and the Fourth Amended Joint Plan of Reorganization are collectively referred to as the "Plan" or the "Plan of Reorganization".)

  The Plan provides for an initial cash distribution to creditors of approximately $4,700,000, less administrative expenses. The Plan further provides for subsequent distributions equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Plan also provides for the issuance of 2,043,296 shares of the Company's common stock to the creditors resulting in the dilution of existing shareholders to 25 percent of the common stock outstanding after issuance of the additional shares to creditors. The Company retained cash for working capital of $1,250,000 at August 12, 1992.

  The Company made partial initial distributions to creditors amounting to $3,741,000 through March 31, 1995, of which $701,000 was made during the year ended March 31, 1995. On June 10, 1994, the Company issued 1,931,033 shares of the Company's common stock to the creditors. The Company anticipates that the remainder of the initial cash distribution amounting to approximately $260,000 and the remaining 112,263 shares of stock will be distributed to the creditors once certain remaining disputed claims are resolved.

  The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1994 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. Based on the Company's projections, it is anticipated that there will be no excess cash flow (as defined in the Plan) for the period ending June 30, 1995 and accordingly no distribution to creditors is expected to be required.

  The Plan does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further restricts the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any monies to any other party except in the ordinary course of business.

  In conjunction with the reorganization, the Company adopted fresh start reporting pursuant to which all assets and assumed liabilities are restated to reflect their reorganization value which approximates their fair value at the date of reorganization. Included in the Company's liabilities as of March 31, 1995 is an estimate of $1,322,000 which reflects the discounted present value of distributions to creditors from future cash flows as provided for in the Plan.


Financing Arrangements

  The Company, through its subsidiaries, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations limit the portion of each home that can be financed to approximately 75% of its value. Since the Company uses its own capital resources to fund those costs which cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently and expects to continue to be, highly leveraged. All of the Company's financing arrangements are secured by the related real estate inventory.

  Management believes that the Company currently has adequate financing and liquidity to meet its financial obligations and will be able to fund the acquisition and construction of inventory to support modest growth. However, there is no assurance that financing will be available to the Company in the future. In addition, homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.

Markets

  During the three fiscal years ended March 31, 1995, the Company built and sold 847 homes realizing $115,890,000 in revenues. The following tables summarize, by market area, the Company's sales revenues and number of homes delivered respectively, for its last three fiscal years.



                          Home Sales Revenue
                        (Dollars in thousands)

                                 Year Ended              Year Ended             Period August                     Period
                               March 31, 1995          March 31, 1994             13, 1992                     April 1, 1992
                               --------------          --------------           through March                     through
                                                                                  31, 1993                       August 12,
                                                                                -------------                      1992
                                                                                                               --------------
       MARKET AREA

Metropolitan Washington, D.C.        $ 19,559                $  8,419                 $  7,540                      $  4,917
and Greater Baltimore
Greater Tampa                          30,788                  25,937                   12,078                         6,652
                                     --------                --------                 --------                      --------
   Total                             $ 50,347                $ 34,356                 $ 19,618                      $ 11,569
                                     ========                ========                 ========                      ========


                               Number of Homes Delivered

                                 Year Ended              Year Ended             Period August                     Period
                               March 31, 1995          March 31, 1994             13, 1992                     April 1, 1992
                               --------------          --------------           through March                     through
                                                                                  31, 1993                      August 12,
                                                                                -------------                      1992
                                                                                                                ------------
       MARKET AREA
Metropolitan Washington, D.C.              87                      40                       44                            29
and Greater Baltimore
Greater Tampa                             254                     229                      108                            56
                                          ---                     ---                      ---                            --
   Total                                  341                     269                      152                            85
                                          ===                     ===                      ===                            ==



  The Company is currently offering single-family homes in 13 communities at prices ranging from $88,000 to $257,000. Purchasers of the Company's homes include both entry-level and move-up buyers. The average sales price of the homes settled in the year ended March 31, 1995 was $148,000.

Land Acquisition and Development

  The Company generally acquires finished building lots under contracts which spread the time for acquisition of those lots over a substantial period of time roughly coinciding with the estimated time required for the sale of the homes on those lots. At March 31, 1995, the Company had commitments to purchase 901 finished building lots at a total purchase price of approximately $28,709,000 over a four year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

  At March 31, 1995, the Company also had a commitment to purchase a parcel of undeveloped land at a price of $449,000 in Greater
Tampa, Florida which the Company plans to develop into approximately 300 finished building lots. The Company is not otherwise engaged in any land development activities.


Subcontractors and Suppliers

  The Company constructs homes utilizing subcontractors which operate under the supervision of the Company's staff. The subcontracts are generally fixed-price, short-term agreements. Building materials and subcontractors are readily available in the areas where the Company constructs its homes and the Company believes that no relationship with any particular supplier or subcontractor is material to its operations.


Warranties

  The Company provides warranties to all of its customers. The Company provides a written ten year warranty through independent warranty programs which insure performance by the Company. The warranties cover major structural defects for ten years, limited structural and mechanical defects for one to two years, and all defects for one year.


Seasonal Nature of Business

  Due to its geographic and product mix, the Company's operations taken as a whole are not seasonal in nature.


Backlog

  As of March 31, 1995 and 1994, the Company had backlogs of signed contracts for 121 homes with aggregate sales prices of $21,025,000 (including $3,353,000 of contingent contracts) and 111 homes with aggregate sales prices of $17,481,000 (including $3,128,000 of contingent contracts), respectively. The Company anticipates that substantially all the homes in backlog at March 31, 1995 will be delivered by the end of calendar 1995.

Sales and Marketing

  The Company generally sells its homes through its own sales personnel who work in on-site model homes. Sales personnel are compensated through a combination of salary and commission. A significant portion of the Company's sales are initiated by independent real estate brokers who are also compensated on a commission basis.

  The Company advertises in local and regional newspapers and publications and provides prospective purchasers with illustrated brochures and floor plans. The Company's customers may select custom options to be incorporated into their homes at additional cost.

  The Company requires a cash deposit from purchasers at the time a contract is executed. Such deposits are held in trust, escrow, or segregated bank accounts. Purchasers are permitted to cancel their contract and receive a refund of their deposit under certain limited circumstances including their inability to obtain permanent mortgage financing or to sell their existing home. For the years ended March 31, 1995, 1994 and 1993, the Company experienced cancellation rates of 29%, 22%, and 25% respectively.

  Although the Company attempts to limit its inventory of unsold homes, it may commence construction of homes prior to obtaining sales contracts when market conditions warrant. Frequently, the Company discounts the purchase price of certain homes or provides various options and other sales incentives to purchasers.


Customer Financing

  The Company assists customers in arranging permanent mortgage financing by providing information regarding potential mortgage lenders. There currently is an adequate supply of competitively priced permanent mortgages available from unrelated sources to satisfy the needs of homebuyers.

  Prior to 1987 the Company originated mortgages (secured by the homes it built and sold) for certain of its subsidiaries through its wholly-owned mortgage subsidiaries and assembled them into pools against which collateralized mortgage obligation bonds were issued, or such mortgages were sold in the open market. Most of such mortgage loan repayments are insured by Housing and Urban Development or the Federal Housing Administration ("FHA"), or guaranteed by the Veterans' Administration ("VA").

  The Company receives in cash, at closing, the full sales price for its homes, less any financing subsidies, deposits, closing costs, and loan repayments.

Competition

  The homebuilding industry is highly competitive and fragmented. The Company competes in the geographic areas in which it operates with numerous residential construction companies ranging from small local builders to large regional and national builders. The Company's national competitors include: Pulte Corporation, U.S. Home Corporation, The Ryland Group, Inc., Lennar Corporation, Centex Corporation, M.D.C. Holdings, Inc., NVR, Inc., and Washington Homes, Inc. The national builders and many of the local and regional companies have greater sales and financial resources than the Company. The Company considers all homes, whether offered for sale or rent (including apartment and condominium housing), to be competitive with its homes. The Company competes primarily on the basis of quality, location, price, design, and reputation in each local market.


Regulation

  The Company's business is affected by various local, state, and Federal statutes, ordinances, rules, and regulations concerning zoning, building design and construction, home sales, environmental protection, and other matters. Changes in governmental regulations may adversely affect the Company's business.

  Many of the homes built by the Company are approved for FHA or VA financing. Where required, all construction is inspected by local government inspectors and, on FHA and VA approved homes, by FHA or VA building inspectors.


Employees

  The Company employed 58 persons as of March 31, 1995 of whom 5 were officers, 18 were sales personnel, 16 were administrative and clerical personnel, and 19 were involved in construction and supervision of construction. The Company believes its employee relations are satisfactory.



Item 2.            Properties

  As of March 31, 1995, the Company occupied leased office facilities in Rockville, Maryland and in Tampa, Florida totalling approximately 6,077 square feet. See Note 10 to Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

Item 3.            Legal Proceedings

  On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Certain related partnerships filed similar petitions in the same Court in 1990 and 1991.

  Under the bankruptcy proceedings, substantially all claims against the Company as of the date of the filing of the Bankruptcy Petitions were stayed while the Company continued operations as a debtor-in-possession.

  A Third Amended Joint Plan of Reorganization dated June 29, 1992 was filed with the Bankruptcy Court. A Second Amended Disclosure Statement with respect to the Third Amended Joint Plan of Reorganization and the exhibits thereto was approved by Bankruptcy Court Order dated June 29, 1992. On August 12, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization.

  On October 29, 1992 the Bankruptcy Court approved certain technical modifications to the Third Amended Joint Plan of Reorganization effective as of August 12, 1992. A Fourth Amended
Joint Plan of Reorganization dated November 17, 1992, and containing those technical modifications, was filed with the Bankruptcy Court.

  The Company is involved from time to time in other litigation arising in the ordinary course of business which is not expected to have a material adverse effect on the Company's financial position or its results of operations.



Item 4.            Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                             PART II


Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters

  At the 1994 Annual Meeting of Stockholders, which was held on September 13, 1994, the stockholders approved a proposal to adopt certain amendments (the "Amendments"), to the Company's Restated Certificate of Incorporation (i) to effect a 1-for-10 reverse stock split of the Company's issued and outstanding common stock (the "Reverse Stock Split"), and (ii) to change the number of authorized shares of common stock from 30 million to 10 million. The Amendments did not change the par value of the common stock which remained at $.01 per share. The Amendments became effective on May 31, 1995 with the filing of a Certificate of Amendment with the Secretary of State of Delaware. The effect of the Reverse Stock Split has been retroactively reflected in this report.

  Shares of the Company's common stock are traded in the over-the-counter market. The trading symbol is "IAHM".

  The following table sets forth the range of high and low bid prices, as adjusted for the Reverse Stock Split, for the periods indicated as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark down, or commission and may not necessarily represent actual transactions).




                             HIGH                LOW
                             ----                ---

1993
- ----
  Second Quarter            $ .50              $ .30
  Third Quarter               .60                .30
  Fourth Quarter             3.44                .50

1994
- ----
  First Quarter              2.10               1.00
  Second Quarter             1.90                .40
  Third Quarter              1.20                .20
  Fourth Quarter              .80                .20

1995
- ----
  First Quarter              1.40                .35





  As of June 1, 1995 there were 2,790 stockholders of record. The remaining 112,263 shares of common stock to be issued pursuant to the Plan will be distributed to approximately five creditors.

  The Company has never declared or paid any cash dividends. In addition, the payment of dividends is not permitted under the Plan of Reorganization during the six (6) year period ending August 13, 1998. The Plan also provides that after August 12, 1998, the Company may not pay any cash dividends to stockholders until it has first paid an additional $1,250,000 to the creditors.

Item 6.  Selected Financial Data

           Selected Consolidated Statements of Operations (1)
                       (Dollars in thousands)




                                Year Ended March 31,             Period          Period             Year Ended March 31,
                                --------------------           August 13,       April 1,            --------------------
                                                                  1992            1992
                                                                 through         through
                                                                March 31,      August 12,
                                1995             1994             1993            1992              1992            1991
                                ----             ----           ---------      ----------           ----            ----
Revenues:
Home sales                     $ 50,347         $ 34,356          $ 19,618        $ 11,569         $ 24,795        $ 30,030
Land sales                            -                -                28              32            2,872          11,178
Interest and other income           878            1,277             1,116             949            2,520           2,601
                               --------         --------          --------        --------         --------        --------
                                 51,225           35,633            20,762          12,550           30,187          43,809
                               --------         --------          --------        --------         --------        --------
Costs and expenses:
Cost of home sales               43,455           28,764            16,476           9,898           21,555          25,461
Cost of land sales                    -                -                28              33            2,779          10,721

Net charge to write down              -               50                 -             240            3,017          16,141
real estate inventory,
receivables, investments in
and advances to
unconsolidated partnerships,
and adjust lease expense

Selling, general and              5,673            4,560             2,252           1,973            5,555          10,420
administrative
Interest                            857            1,239             1,077             647            2,220           2,742
Depreciation and                     81               64                25              11               81             307
amortization                     -------          ------            ------          ------           ------          ------
                                 50,066           34,677            19,858          12,802           35,207          65,792
                                 ------           ------            ------          ------           ------        --------
Income (loss) before income       1,159              956               904           (252)          (5,020)        (21,983)
taxes and extraordinary item     ------           ------            ------          ------           ------        --------
Provision (Benefit) for              72            (124)              (65)            (18)          (1,344)         (8,100)
income taxes                     ------           ------            ------          ------          -------        --------

Income (loss) before              1,087            1,080               969           (234)          (3,676)        (13,883)
extraordinary item

Extraordinary item:
Effect of Plan of                     -                -                 -          16,303                -               -
Reorganization                 ---------        ---------         --------        --------        ---------       ---------
Net income (loss)              $  1,087         $  1,080          $    969        $ 16,069        $ (3,676)       $(13,883)
                               =========        =========         ========        ========        =========       =========

              Selected Consolidated Statements of Operations (1)

                                Year Ended March 31,                                                        Year Ended March 31,
                                --------------------             Period                  Period             --------------------
                                                               August 13,               April 1,
                                                                  1992                    1992
                                                                 through                 through
                                                                March 31,              August 12,
                                1995              1994             1993                    1992               1992           1991
                                ----              ----          -----------             ----------            ----           ----
Per Common Share:
Income (loss) before             $  .40            $ .40             $ .36                $  (.34)         $ (5.39)       $ (20.21)
extraordinary item
Extraordinary item:
Effect of Plan of                     -                -                 -                   23.93                -               -
Reorganization                ----------      ----------         ---------                --------         --------       ---------
Net income (loss)                $  .40            $ .40             $ .36                 $ 23.59         $ (5.39)       $ (20.21)
                              ==========      ==========         =========                ========         ========       =========

Weighted average number of    2,724,395        2,724,395         2,724,395                 681,099          681,587         686,959
shares used in earnings per   =========       ==========         =========                ========         ========       =========
share data, as adjusted for
the Reverse Stock Split




                 Selected Consolidated Balance Sheet Data (1)
                                     (Dollars in thousands)

                             March 31,         March 31,         March 31,        August 12,              March 31,       March 31,
                               1995              1994              1993              1992                   1992            1991
                            ----------         ---------         ---------        ----------              ----------      --------
Receivables                      $  444         $     431         $     445         $     204             $   4,508       $   5,563
Collateral for bonds              7,620             9,666            14,170            17,037                18,968          22,931
payable
Real estate inventory            16,997            11,177             9,143             8,890                19,669          40,615
Total assets                     27,668            25,395            28,082            34,090                49,436          78,034
Mortgage notes and loans          9,724             6,116             6,003             6,973                20,247          40,474
payable
Bonds payable                     7,362             9,337            13,699            16,493                18,434          22,307
Total liabilities                22,177            20,971            24,738            31,715                62,354          87,275
Stockholders' equity              5,511             4,424             3,344             2,375              (12,918)         (9,241)
(deficit)




- ------------------------------------------------------------------------

(1)In conjunction with the reorganization, the Company adopted fresh start reporting pursuant to which all assets and assumed liabilities are restated to reflect their reorganization value which approximates their fair value at the date of reorganization. Accordingly, the Selected Consolidated
   Statements of Operations for the period August 13, 1992 through March 31, 1995 and the Selected Consolidated Balance Sheet Data as of August 12, 1992, March 31, 1993, March 31, 1994, and March 31, 1995 are not comparable to the related statements for any prior period and as of any prior date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Plan of Reorganization and Fresh Start Accounting

     See Note 3, "Reorganization Under Chapter 11" and Note 4, "Fresh Start Reporting" to Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

     The Company made certain adjustments at August 12, 1992 to adjust the value of real estate inventory to its fair value at that date. These adjustments combined with adjustments to write down real estate inventory which were recorded in prior periods, resulted in real estate inventory being reported at a fair value which was $1,581,000 below its previously recorded cost. During the year ended March 31, 1995 cost of home sales was $43,455,000. If the cost of home sales had been based on previously recorded cost, the cost of home sales would have been $43,721,000.


Liquidity and Capital Resources

     The Company, through its subsidiaries, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations generally limit the portion of each home that can be financed to approximately 75% of its value. Since the Company must use its own capital resources to fund those costs which cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently and expects to continue to be, highly leveraged.

     The Company's subsidiaries currently have financing agreements in the aggregate amount of $30,550,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination, (with expiration dates ranging from June 1995 to May 1997), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has personally guaranteed certain of these obligations in the aggregate maximum amount of $19,250,000, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1995 the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $6,358,000.

     The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a substantial period of time roughly coinciding with the estimated time required for the sale of homes on those lots. At March 31, 1995, the Company had commitments to purchase 901 finished building lots at a total purchase price of approximately $28,709,000 over a four year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

     The Company's short-term liquidity and its ability to operate over the short term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. Also having an impact on the Company's long-term liquidity are the strength of the housing markets in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots. Management believes that the Company currently has adequate financing and liquidity to meet its financial obligations and will be able to fund the acquisition and construction of inventory to support modest growth. However, there is no assurance that such financing will be available to the Company in the future.

     On June 10, 1994, the Company made an additional partial initial distribution to creditors in the amount of $701,000. The Company anticipates that the remainder of the initial distribution to creditors amounting to approximately $260,000 will be distributed once certain remaining disputed claims are resolved.

     The Plan does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further prohibits the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any monies to any other party except in the ordinary course of business. These restrictions are effective until August 12, 1998 and by their nature require the Company's subsidiaries to be self sufficient. From time to time, a subsidiary of the Company makes a purchase of finished building lots from or on behalf of another and later resells those lots to the latter on terms that will assure that the accommodation purchaser recovers its costs plus reasonable compensation for having made the purchase. While such transactions can affect temporarily the cash flow of each of the participating subsidiaries, they do not impact the overall cash flow of the Company. The Plan further provides for the payment of distributions to the creditors equal to 50 percent of cash flows
(as defined in the Plan), if any, generated by the Company's subsidiaries for the periods ending June 30, 1993 through June 30, 1998. Any such payment of 50 percent of the cash flow would be funded from the cash flow generated. Despite these requirements and restrictions, management believes that the Company and each of its subsidiaries currently have adequate liquidity to meet their financial obligations. However, there is no assurance that these requirements and restrictions will not have an impact on the future liquidity of the Company or its subsidiaries.

Results of Operations

The following tables sets forth certain information with respect to homes delivered and homes sold during the periods presented
(dollars in thousands).

                                 Year Ended March 31,                  Period August                  Period April
                                 ---------------------                   13, 1992                        1, 1992
                                                                       through March                 through August
                              1995                   1994                31, 1993                       12, 1993
                              ----                   ----              -------------                 ---------------

Homes delivered
   Units                            341                   269                    152                             85
   Home sales revenue         $  50,347            $   34,356               $ 19,618                       $ 11,569
   Average sales price        $   147.6            $    127.7               $  129.1                       $  136.1
Homes sold
   Units                            351                   305                    160                             77
   Sales value                $  53,891            $   41,927               $ 20,754                       $  9,772
   Average sales price        $   153.5            $    137.5               $  129.7                       $  126.9



The increase in home sales revenues for the year ended March 31, 1995 compared to the year ended March 31, 1994 and the increase in home sales revenues for the year ended March 31, 1994 compared to the period August 13, 1992 through March 31, 1993 both result from a combination of an increase in the number of units delivered and an increase in the average sales price of the units delivered. The increases in the number of units delivered are due to opening new communities, primarily in Metropolitan Washington, D.C. The increases in the average price of the units delivered are due primarily to increased sales prices in Greater Tampa, Florida and a greater percentage of deliveries in Metropolitan Washington, D.C. where the average sales price is higher than in Greater Tampa, Florida.

The Company realized an increase in the number of homes sold during the year ended March 31, 1995 compared to the year ended March 31, 1994 and an increase during the year ended March 31, 1994 compared to the period August 13, 1992 through March 31, 1993. The average sales price of the homes sold also increased. These increases are attributable to a greater number of operating communities, primarily in Metropolitan Washington, D.C., and also due to higher average sales prices.

The following tables sets forth certain information with respect to homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands).

                                                       March 31,
                                       ----------------------------------
                                           1995          1994        1993
                                       --------      --------    --------
Backlog

Units                                       121           111         75
Sales value                            $ 21,025      $ 17,481    $ 9,910
Average sales price                    $  173.8      $  157.5    $ 132.1


The Backlog at March 31, 1995, 1994 and 1993 includes $3,353,000, $3,128,000, and $843,000 of contingent contracts, respectively.

From March 31, 1993 to March 31, 1995 the Company realized a substantial increase in both the size of its backlog of sales contracts and the average sales price of those contracts. The increases are attributed to a greater number of operating communities in Metropolitan Washington, D.C. and to a greater percentage of backlog from Metropolitan Washington D.C. where the average sales price is substantially higher than in Greater Tampa, Florida.

Year Ended March 31, 1995 Compared to the Year Ended March 31, 1994.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).


                                                                        Year Ended March 31,
                                              ---------------------------------------------------------------------------
                                                           1995                                       1994
                                              ---------------------------------           -------------------------------
                                                 Dollars                  %                  Dollars                 %
                                              -----------               ------            -------------             -----
Home sales revenues                             $ 50,347                 100.0              $ 34,356                100.0
Cost of home sales                                43,455                  86.3                28,764                 83.7
Gross profit                                       6,892                  13.7                 5,592                 16.3
Selling, general and administrative expenses       5,673                  11.3                 4,560                 13.3
Pre-tax profit                                     1,159                   2.3                   956                  2.8



While gross profit increased for the year ended March 31, 1995 compared to the year ended March 31, 1994, gross profit as a percentage of home sales revenue decreased from 16.3% to 13.7%. This percentage decrease results primarily from the comparative increase in developed lot costs from period to period as well as increases in other construction costs.

Selling, general and administrative expenses for the year ended March 31, 1995 increased when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expenses is due to the increase in sales while the percentage decrease results primarily from the more efficient absorption of the fixed components of selling, general and administrative expenses over higher revenues.

The change in pre-tax profit for the year ended March 31, 1995 compared to the year ended March 31, 1994 is a reflection of the changes in gross profit and in selling, general, and administrative expenses.

Interest and Other Income

Interest and other income includes $791,000 and $1,119,000 and interest expense includes $752,000 and $1,032,000 for the year ended March 31, 1995 and for the year ended March 31, 1994, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

Income Taxes

The provision for income taxes for the year ended March 31, 1995 of $72,000 is for state income taxes and was provided for at the statutory rates. A provision for federal income taxes is not required for the year ended March 31, 1995.

The benefit for income taxes for the year ended March 31, 1994 of $124,000 includes federal income taxes of $66,000 and state income taxes of $88,000, offset by $278,000 in state income tax refunds which were received during the year ended March 31, 1994.


Year Ended March 31, 1994 Compared to the Period August 13, 1992
through March 31, 1993

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                                                                      Period
                                                         Year Ended                           August 13, 1992 through
                                                       March 31, 1994                             March 31, 1993
                                               ---------------------------------          ---------------------------------
                                                Dollars                  %                  Dollars                 %
                                               ----------            -----------          ------------           ----------
Home sales revenues                              $ 34,356                 100.0              $ 19,618                100.0
Cost of home sales                                 28,764                  83.7                16,476                 84.0
Gross profit                                        5,592                  16.3                 3,142                 16.0
Selling, general and administrative expenses        4,560                  13.3                 2,252                 11.5
Pre-tax profit                                        956                   2.8                   904                  4.6




Selling, general and administrative expenses as a percentage of home sales revenues increased during the year ended March 31, 1994 as compared to the period August 13, 1992 through March 31, 1993 primarily due to the additional cost of opening new communities in the Metropolitan Washington, D.C. area.

Interest and Other Income

Interest and other income includes $1,119,000 and $973,000 and interest expense includes $1,032,000 and $924,000 for the year ended March 31, 1994 and for the period August 13, 1992 through March 31, 1993, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

Income Taxes

In conjunction with fresh start reporting, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The adoption of the standard did not have a material effect on the Company's financial position or the results of operations.

The benefit for income taxes for the year ended March 31, 1994 of $124,000 includes federal income taxes of $66,000 and state income taxes of $88,000, offset by $278,000 in state income tax refunds which were received during the year ended March 31, 1994.

Period April 1, 1992 through August 12, 1992

Results of Operations

Revenues for the period April 1, 1992 through August 12, 1992 were $12,550,000, including $11,569,000 of home sales and net income was $16,069,000. At August 12, 1992 the Company recorded the effect of the Plan of Reorganization as an extraordinary gain of $16,303,000.

For the period April 1, 1992 through August 12, 1992, the gross margin from home sales was 14% of home sales revenues and selling, general and administrative expenses were 17% of home sales revenues.

Interest and Other Income

Interest income of $623,000 and interest expense of $580,000 for the period April 1, 1992 through August 12, 1992 were from wholly-owned, finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

Income Taxes

The Internal Revenue Service has completed the examination of the Company's tax returns through the year ended March 31, 1990. There were no material changes and in June 1992, the Internal Revenue
Service refunded $3,519,000 of taxes previously paid.


Inflation and Business Cycles

     General economic conditions in the United States, and particularly the impact of inflation, availability of funds, and other factors on interest rates, affect both the Company's sales and its costs. Inflation can have a long-term impact on the Company because increasing costs of land, materials, and labor result in higher sales prices of its homes. In addition, increases in interest rates on permanent mortgages generally result in reduced sales rates. The Company's business is also affected by local economic conditions, such as unemployment rates and housing demand in the markets in which it builds homes. Homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.



Item 8.                 Financial Statements and Supplementary Data

     The information required under this item is incorporated herein by reference to the information of Pages F-1 through F-20 of this report.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                             PART III


Item 10.                Directors and Executive Officers of the Registrant

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders.


Item 11.                Executive Compensation

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders.


Item 12.                Security Ownership by Certain Beneficial Owners and
                        Management

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders.


Item 13.                Certain Relationships and Related Transactions

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of
Stockholders.

                             PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) Financial Statements. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K to Stockholders. (All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements and related notes thereto):

                                                              Page
INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES           ----

  Report of Independent Public Accountants . . . . . . . . . . F-1

  Consolidated Balance Sheets as of March 31, 1995 and
  1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

  Consolidated Statements of Operations for the years ended
  March 31, 1995 and 1994, the period August 13, 1992
  through March 31, 1993, and the period April 1, 1992
  through August 12, 1992. . . . . . . . . . . . . . . . . . . F-4

  Consolidated Statements of Changes in Stockholders'
  Equity for the years ended March 31, 1995 and 1994, the
  period August 13, 1992 through March 31, 1993, and the
  period April 1, 1992 through August 12, 1992 . . . . . . . . F-5

  Consolidated Statements of Cash Flows for the years ended
  March 31, 1995 and 1994, the period August 13, 1992
  through March 31, 1993, and the period April 1, 1992
  through August 12, 1992. . . . . . . . . . . . . . . . . . . F-6

  Notes to Consolidated Financial Statements . . . . . . . . . F-7


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1995. On May 31, 1995 the registrant filed a Current
Report on Form 8-K with respect to Item 5 (other events).

     (c) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit
Number
- -------

2.1 Second Amended Disclosure Statement dated as of June 29, 1992 and Third Amended Joint Plan of Reorganization dated June 29, 1992 (incorporated by reference to Exhibit 2.4 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

2.2         Fourth Amended Joint Plan of Reorganization dated
            November 17, 1992 (incorporated by reference to Exhibit
            2.5 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

3.1(a)      Restated Certificate of Incorporation of Registrant
            (incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

3.1(b)      Certificate of Amendment to the Restated
            Certificate of Incorporation of Registrant dated
            September 8, 1994 (filed herewith).

3.1(c)      Certificate of Amendment to the Restated
            Certificate of Incorporation of Registrant dated
            May 22, 1995 (filed herewith).

3.2         By-laws of Registrant (incorporated by reference to Exhibit
            3.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

10.1        Key Employee Agreement dated August 12, 1992 of Robert J.
            Suarez (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended
            March 31, 1993).

10.2        Key Employee Agreement dated August 12, 1992 of Ronald I.
            Garshag (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended
            March 31, 1993).

10.3        Non-Qualified Stock Option Agreement dated August 12,
            1992 between Robert J. Suarez and the Registrant
            (incorporated by reference to Exhibit 10.19 to Annual
            Report on Form 10-K for the fiscal year ended March 31,
            1993).

10.4 Guaranty dated as of January 20, 1993 by Robert J. Suarez to First Florida Bank, N.A. (incorporated by reference to
            Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.5 Indemnity Agreement dated as of January 20, 1993 by Suarez Housing Corporation, the Registrant, and Robert J. Suarez to and for the benefit of First Florida Bank, N.A. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended March 31,
            1993).

10.6 Mortgage Modification Agreement dated as of October 7, 1994 by and between Barnett Bank of Tampa and Suarez
            Housing Corporation (filed herewith).

10.7 Consulting Agreement dated as of November 1, 1993 between Peter Davis and the Registrant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1993).

10.8 Master Loan Agreement dated as of November 15, 1994 between Nations Bank of Florida, N.A. and Suarez Housing Corporation (filed herewith).

21 List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

27          Financial Data Schedule (filed herewith)

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 1995                  INTERNATIONAL AMERICAN HOMES, INC.

                      By:    /s/ Robert J. Suarez
                             ----------------------
                             Robert J. Suarez
                             Chairman of the Board of Directors and President (Principal Executive Officer)



                     By:    /s/ Michael P. Villa
                            -------------------------
                            Michael P. Villa
                            Vice President, Treasurer, and
                            Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                     Title                       Date




/s/ Robert J. Suarez          Chairman of the Board of
- --------------------          Directors and President        June 29, 1995
Robert J. Suarez


/s/ Kenneth W. Carlson
- -----------------------
Kenneth W. Carlson            Director                       June 29, 1995


/s/ William D. Aiken
- -----------------------
William D. Aiken              Director                       June 29, 1995


/s/ Dionel Cotanda
- -----------------------
Dionel Cotanda                Director                       June 29, 1995


/s/ Peter A. Davis
- -----------------------
Peter A. Davis                Director                       June 29, 1995


/s/ Robert E. Everett
- -----------------------
Robert E. Everett             Director                       June 29, 1995


/s/ Brian Gibney
- -----------------------
Brian Gibney                  Director                       June 29, 1995


/s/ Philip T. Mercer
- -----------------------
Philip T. Mercer              Director                       June 29, 1995


/s/ Jeffrey D. Prol
- -----------------------
Jeffrey D. Prol               Director                       June 29, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To International American Homes, Inc.:


We have audited the accompanying consolidated balance sheets of International American Homes, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations and stockholders' equity and cash flow for the years ended March 31, 1995 and 1994, the period April 1, 1992 to August 12, 1992, and the period August 13, 1992 to March 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International American Homes, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended March 31, 1995 and 1994, the period April 1, 1992 to August 12, 1992, and the period August 13, 1992 to March 31, 1993 in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP






Roseland, New Jersey
June 2, 1995

Item 14(a)         Financial Statements


FRESH START REPORTING USING THE PRINCIPLES OF PURCHASE ACCOUNTING WAS USED TO RECORD THE FAIR VALUE OF ASSETS AND ASSUMED LIABILITIES OF THE REORGANIZED COMPANY AT AUGUST 12, 1992. ACCORDINGLY, THE ACCOMPANYING BALANCE SHEETS AND RELATED FINANCIAL STATEMENTS AS OF MARCH 31, 1995 AND 1994 ARE NOT COMPARABLE TO SUCH BALANCE SHEET AND RELATED FINANCIAL STATEMENTS AS OF ANY DATE PRIOR TO AUGUST 12, 1992.


                        INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)


                                     ASSETS




                                                                         March 31,         March 31,
                                                                             1995              1994
                                                                      ------------         ---------
                                                                       $   1,938            $  3,353
CASH AND SHORT-TERM INVESTMENTS
  ($457 and $1,532 restricted)
RECEIVABLES                                                                  444                 431
REAL ESTATE INVENTORY (Notes 2 and 6)                                     16,997              11,177
COLLATERAL FOR BONDS PAYABLE (Note 12)                                     7,620               9,666
PROPERTY AND EQUIPMENT - less accumulated depreciation of                    106                 120
$162 and $81 (Note 2)
OTHER ASSETS                                                                 583                 648
                                                                        --------            --------
                                                                        $ 27,688            $ 25,395
      TOTAL ASSETS                                                      ========            ========



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 INTERNATIONAL AMERICAN HOMES, INC.
                           AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    March 31, 1995          March 31, 1994
                                                                    --------------          --------------
MORTGAGE NOTES AND LOANS PAYABLE (Note 8)
  Construction and mortgage notes secured by real estate                 $  9,664              $  5,959
      inventory
  Other secured notes payable                                                  60                   157
                                                                         --------              --------
                                                                            9,724                 6,116
BONDS PAYABLE (Note 12)                                                     7,362                 9,337
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                    4,908                 5,319
  (Notes 2, 7, and 9)
CUSTOMER DEPOSITS                                                             183                   199
                                                                         --------              --------
      Total Liabilities                                                    22,177                20,971
                                                                         --------              --------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 2, 3, and 11)

PREFERRED STOCK - $.01 par value, 4,000,000 shares                              -                     -
  authorized, none issued

COMMON STOCK - $.01 par value, 3,000,000 shares authorized,                    29                   289
  2,894,343 shares issued, including 112,263 shares to be
  issued to creditors, as of March 31, 1995; $.01 par
  value, 30,000,000 shares authorized, 28,943,432 shares
  issued, including 20,432,961 shares to be issued to
  creditors, as of March 31, 1994 (Note 11)
ADDITIONAL PAID-IN CAPITAL                                                  2,348                 2,103
RETAINED EARNINGS                                                           3,136                 2,049
TREASURY STOCK, 169,948 shares as of March 31, 1995 and                       (2)                  (17)
1,699,484 as of March 31, 1994 (Note 11)                                 --------              --------
      Total Stockholders' Equity                                            5,511                 4,424
                                                                         --------              --------
      TOTAL LIABILITIES AND                                              $ 27,688              $ 25,395
                                                                         ========              ========
      STOCKHOLDERS' EQUITY


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                  Year Ended March 31,                     Period               Period
                                                  --------------------                    August 13,          April 1, 1992
                                                                                        1992 through            through
                                                                                          March 31,            August 12,
                                                1995                  1994                   1993                  1992
                                             ------------          -----------          -------------        ---------------
REVENUES
   Home sales                                   $ 50,347              $ 34,356               $ 19,618             $ 11,569
   Land sales                                          -                     -                     28                   32
   Interest and other income                         878                 1,277                  1,116                  949
                                                ---------             --------               ---------            --------
                                                  51,225                35,633                 20,762               12,550
                                                ---------             --------               ---------            --------
COSTS AND EXPENSES
   Cost of home sales                             43,455                28,764                 16,476                9,898
   Cost of land sales                                  -                     -                     28                   33
   Charge to write down real estate                    -                    50                      -                  240
       inventory
   Selling, general and administrative             5,673                 4,560                  2,252                1,973
   Interest                                          857                 1,239                  1,077                  647
   Depreciation                                       81                    64                     25                   11
                                                 -------              --------               --------             --------
                                                  50,066                34,677                 19,858               12,802
                                                 -------              --------               --------             --------
INCOME (LOSS) BEFORE INCOME TAXES AND              1,159                   956                    904                (252)
EXTRAORDINARY ITEM                               -------              --------               --------             --------
PROVISION (BENEFIT) FOR INCOME TAXES                  72                 (124)                   (65)                 (18)
                                                 -------              --------               --------             --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            1,087                 1,080                    969                (234)
EXTRAORDINARY ITEM                                     -                     -                      -               16,303
   Effect of Plan of Reorganization (Note        -------              --------               --------             --------
3)
NET INCOME                                       $ 1,087              $  1,080               $    969             $ 16,069
PER SHARE DATA (Primary and Fully Diluted,       =======              ========               ========             ========
as adjusted for the Reverse Stock Split)
   Income (loss) before extraordinary item       $   .40               $   .40              $     .36          $     (.34)
   Extraordinary item                                  -                     -                      -                23.93
                                                 -------              --------              ---------          -----------
   Net income                                    $   .40               $   .40              $     .36            $   23.59
                                               =========             =========              =========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES              2,724,395             2,724,395              2,724,395              681,099
   OUTSTANDING                                 =========             =========              =========          ===========
   Primary and fully diluted, as adjusted
   for the Reverse Stock Split



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                            (Dollars in thousands)



                                   Common Stock
                         -----------------------------
                         Shares Issued                          Additional
                              and                                 Paid-In         Retained           Treasury
                          Outstanding           Amount            Capital         Earnings            Stock               Total
                          -------------         ------          ----------       ----------          ---------          ---------
Balance, March 31, 1992     6,810,987            $  85           $ 24,228        $(33,949)           $(3,282)          $(12,918)
   Net income                       -                -                  -           16,069                  -             16,069

Adjustments to             20,432,961              204              (204)                -                  -                  -
record the effects of
the Plan of
Reorganization

Adjustments to                      -                -           (21,921)           17,880              3,265              (776)
record Fresh Start         -----------           ------         ---------        ---------           --------          ---------
Reporting
Balance, August 12,        27,243,948            $ 289           $  2,103         $      -           $   (17)          $   2,375
1992                       ==========            =====           ========        =========           =======           =========

Balance, August 12,        27,243,948            $ 289           $  2,103          $     -           $   (17)          $   2,375
1992
   Net income                       -                -                  -              969                  -                969
                           ----------            -----           --------         --------           --------          ---------
Balance, March 31, 1993    27,243,948              289              2,103              969               (17)              3,344
   Net income                       -                -                  -            1,080                  -              1,080
                           ----------            -----           --------         --------           --------          ---------
Balance, March 31, 1994    27,243,948              289              2,103            2,049               (17)              4,424
   Reverse stock split   (24,519,553)            (260)                245                -                 15                  -
   Net income                       -                -                  -            1,087                  -              1,087
                          -----------            -----           --------         --------           --------          ---------
Balance, March 31, 1995     2,724,395            $  29           $  2,348          $ 3,136            $   (2)          $   5,511
                          ===========            =====           ========         ========           ========          =========





          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                                       Period
                                                                                             Period                   April 1,
                                                  Year                    Year               August 13,                 1992
                                                  Ended                   Ended             1992 through              through
                                                 March 31,               March 31,             March 31,             August 12,
                                                   1995                    1994                  1993                   1992
                                                 ----------             -----------        --------------           -----------

Cash flows from operating activities:
   Net income                                    $   1,087              $   1,080              $    969               $ 16,069
   Adjustments to reconcile net income to
net cash provided by operating activities:
      Extraordinary gain - effect of Plan of                                    -                     -               (16,303)
Reorganization
      Charge to write down real estate                   -                     50                     -                    240
inventory
      Depreciation                                      81                     64                    25                     11
      Deferred income taxes                              -                    (3)                 (124)                      -
   Changes in operating assets and
liabilities:
      (Increase) decrease in receivables              (13)                     14                 (241)                  4,029
      (Increase) decrease in real estate           (5,820)                (2,084)                 (253)                  1,411
inventory
      Decrease in collateral for bonds               2,046                  4,504                 2,867                  2,057
payable
      (Decrease) increase in accounts                (411)                    444               (2,940)                  (713)
payable and accrued liabilities
      (Decrease) increase in customer                 (16)                     41                 (149)                    249
deposits
      Other                                             65                  (227)                   249                   (43)
                                                   -------                  -----                ------                  -----
Net cash (used in) provided by operating           (2,981)                  3,883                   403                  7,007
activities                                         -------                  -----                ------                  -----

Cash flows used in investing activities:
   Property and equipment, net                        (67)                   (85)                  (39)                   (12)
                                                   -------                   ----                  ----                   ----
Cash flows from financing activities:
   Proceeds from mortgage notes and loans           30,521                 18,895                11,419                  5,103
payable
   Payments of mortgage notes and loans           (26,913)               (18,782)              (12,389)                (7,905)
payable
   Repayments of bonds payable - finance           (1,975)                (4,362)               (2,794)                (2,026)
subsidiaries
                                                   -------                -------               -------                -------
Net cash provided by (used in) financing             1,633                (4,249)               (3,764)                (4,828)
activities                                         -------                -------               -------                -------

Net (decrease) increase in cash and                (1,415)                  (451)               (3,400)                  2,167
equivalents
Cash and equivalents at beginning of period          3,353                  3,804                 7,204                  5,037
                                                 ---------               --------              --------               --------
Cash and equivalents at end of period            $   1,938               $  3,353              $  3,804               $  7,204
                                                 =========               ========              ========               ========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

              INTERNATIONAL AMERICAN HOMES, INC.
                       AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - THE COMPANY

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiaries, designs, builds, and sells single-family homes and townhomes. The Company currently conducts its building activities in Metropolitan Washington, D.C. and Greater Tampa, Florida.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of International American Homes, Inc. and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

      Revenues from sales are recognized at the time of closing, i.e., when a sufficient down payment has been made; financing has been arranged with a third party lender; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform significant additional activities after the sale.

Real Estate Inventory

      Real estate inventory is carried at the lower of cost or net realizable value. Net realizable value is defined as the estimated proceeds upon disposition less all future costs to complete and expected costs to sell. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land and land development costs are charged to cost of sales under specific identification methods or are amortized based upon the number of homes to be constructed in each community.

      Interest costs related to projects in progress are capitalized during the construction period and charged to cost of sales as the related inventories are sold (see Note 8).

      Land option costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations to the extent of any unrecoverable amount when the Company determines it will not exercise the option.

Income Taxes

      Deferred income taxes are provided for temporary differences between book and tax accounting.

Depreciation

      Depreciation is computed on the straight-line method for all depreciable assets. Estimated useful lives range from two to five years. Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated.

Per Share Data

      Net income (loss) per share is based upon the weighted average number of common shares outstanding during each period, as adjusted for the Reverse Stock Split. Common stock equivalents are not included in the computations because the effect is not material.
The shares to be issued to creditors pursuant to the Plan of Reorganization (see Note 3) are considered as if they had been issued on August 12, 1992.

Statements of Cash Flows

      For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

      The Company paid interest and paid (recovered) income taxes as follows (in thousands):
                                                               Income
              Period                          Interest         Taxes
- ------------------------------------       -------------      ---------

Year Ended March 31, 1995                    $  1,981          $     67
Year Ended March 31, 1994                       1,782              (239)
August 13, 1992 through March 31, 1993          1,379                (1)
April 1, 1992 through August 12, 1992             999            (3,518)



Reclassifications

      Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - REORGANIZATION UNDER CHAPTER 11

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions (the "Bankruptcy Petitions") for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Code"), in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Certain related partnerships filed similar petitions in the same Court in 1990 and 1991. Under the bankruptcy proceeding, substantially all claims against the Company as of the date of the filing of the Bankruptcy Petitions were stayed while the Company continued operations as a debtor-in-possession.

A Third Amended Joint Plan of Reorganization dated June 29, 1992 was filed with the Bankruptcy Court. A Second Amended Disclosure Statement with respect to the Third Amended Joint Plan of Reorganization and exhibits thereto was approved by Bankruptcy Court Order dated June 29, 1992. On August 12, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization. On October 29, 1992, the Bankruptcy Court approved certain technical modifications to the Third Amended Joint Plan of Reorganization to be effective as of August 12, 1992. A Fourth Amended Joint Plan of Reorganization dated November 17, 1992, containing those technical modifications, was filed with the Bankruptcy Court.

The Plan provides for an initial cash distribution to creditors of approximately $4,700,000 less administrative expenses. The Plan further provides for subsequent distributions equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Plan also provides for the issuance of 2,043,296 shares of the Company's common stock to the creditors resulting in the dilution of existing shareholders to 25 percent of the common stock outstanding after issuance of the additional shares to creditors.

The Company has made partial initial distributions to the creditors amounting to $3,741,000 through March 31, 1995, of which $701,000
was made during the year ended March 31, 1995.   On June 10, 1994
the Company issued 1,931,033 shares of the Company's common stock to the creditors. The Company anticipates that the remainder of the initial cash distribution amounting to approximately $260,000 and the remaining 112,263 shares of stock will be distributed to creditors once certain remaining disputed claims are resolved.

The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1994 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. Based on the Company's projections, it is anticipated that there will be no excess cash flow (as defined in the Plan) for the period ending June 30, 1995 and accordingly no distribution to creditors is expected to be required.

The accompanying financial statements reflect the estimated effect of the reorganization, including the settlement of liabilities and other claims, the estimated present value of future cash distributions to creditors of $1,322,000 and the issuance of 112,263 additional shares of common stock.

The Company's Plan of Reorganization does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further restricts the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any monies to any other party except in the ordinary course of business. The net assets at March 31, 1995 of the Company's two subsidiaries are as follows (in thousands):

                                             Net Assets
                                                 at
                                              March 31,
                                                1995
                                             (Unaudited)
                                             -----------
Porten Sullivan Corporation                   $ 2,715
Suarez Housing Corporation                      2,086


NOTE 4 - FRESH START REPORTING

The American Institute of Certified Public Accountants has issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance provided by SOP 90-7, the Company adopted fresh start reporting as of August 12, 1992. Under fresh start reporting, all assets and liabilities are restated to reflect their reorganization value which approximates their fair value at the date of reorganization.

The company calculated that the fresh start reporting equity value was $2,375,000. Factors considered by management included current value of assets and assumed liabilities, the $1,250,000 retention of cash for working capital and the estimated future cash flows.

Under fresh start reporting, the final consolidated balance sheet as of August 12, 1992 became the beginning consolidated balance sheet of the emerging Company. Since fresh start reporting was reflected in the consolidated balance sheet as of August 12, 1992, the consolidated balance sheets and related financial statements as of March 31, 1995 and March 31, 1994 are not comparable in all material respects to any such statement as of any date prior to August 12, 1992.


NOTE 5 - REORGANIZATION ITEMS

Professional fees and other related expenses associated with the Chapter 11 filing were $562,000 for the period April 1, 1992 through August 12, 1992.

Interest earned on cash balances accumulated during the Chapter 11 proceedings amounted to $312,000 for the period April 1, 1992 through August 12, 1992.

NOTE 6 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):

                                       March 31, 1995        March 31, 1994
                                       --------------        --------------

Accumulated costs of construction
 completed and in progress                $  9,121              $  5,361
Land and land development costs              6,833                 4,987
Land options and deposits                    1,043                   829
                                          --------              --------
                                          $ 16,997              $ 11,177
                                          ========              ========

From time to time as part of the normal operations of the business, the subsidiaries of the Company have bought lots which the other subsidiary of the Company was obligated to buy from a third party seller or which the other subsidiary of the Company owned. Such transactions were at prices approximating fair market value and were not significant.



NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following
(in thousands):

                                     March 31, 1995      March 31, 1994
                                     --------------      --------------

Accounts payable - trade               $  2,033            $  2,718
Accrued liabilities                       1,553               1,279
Accrued estimated future cash
distribution to creditors                 1,322               1,322
                                       --------            --------
                                       $  4,908            $  5,319
                                       ========            ========


Accounts payable and accrued liabilities of as of March 31, 1995 and March 31, 1994, include liabilities of approximately $294,000 and $1,050,000, respectively, which represent cash to be distributed to the creditors pursuant to the Plan of Reorganization and accrued professional fees related to the bankruptcy. The accrued estimated future cash distribution to creditors is an estimate of future cash distributions to creditors as defined by the Plan of Reorganization. The balance of accounts payable and accrued liabilities represents liabilities that were incurred and/or accrued subsequent to the filing of the Bankruptcy petitions.

NOTE 8 - MORTGAGE NOTES AND LOANS PAYABLE

Mortgage notes and loans payable consist of the following (in thousands):

                                      March 31, 1995       March 31, 1994
                                      --------------       --------------

Construction loans payable secured
   by real estate inventory,
   with interest at 1% to 2%
   above prime                            $  9,664           $  5,959

Notes payable principally secured
   by mortgage notes receivable
   with interest at 1% above prime              60                157
                                          --------           --------
                                          $  9,724           $  6,116
                                          ========           ========

Construction loans payable at March 31, 1995 are due as follows (in thousands):

                              1996           $9,195
                              1997              469

The construction loans payable are principally payable from sales proceeds, generally provide for extensions, and are all secured by real estate inventory. As of March 31, 1995, the Company had $13,167,000 of undrawn commitments for additional construction and land acquisition financing.

Interest costs incurred and the amount capitalized to inventories are as follows (in thousands):



                               Incurred             Capitalized (a)           Capitalized and           Total Expensed
                                                                               Expensed (b)
                               -----------          ---------------          -----------------          ---------------

Year Ended March 31, 1995         $  1,978                 $  1,121                    $ 1,066                $  1,923
Year Ended March 31, 1994            1,848                      609                        955                   2,194
Period August 13, 1992               1,507                      372                        795                   1,930
through March 31, 1993
Period April 1, 1992 through
August 12, 1992:
      as reported                      932                      261                        530                   1,201
      at contractual rates           1,041                      291                        530                   1,280



(a) Interest incurred that was capitalized.

(b) Interest capitalized previously and charged to cost of sales.

NOTE 9 -  INCOME TAXES

In connection with implementing fresh start reporting as of August 12, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Income tax expense consisted of the following (in thousands):

                                                                            Period                        Period
                             Year Ended                Year               August 13,                   April 1, 1992
                           March 31, 1995              Ended             1992 through                     through
                                                     March 31,             March 31,                    August 12,
                                                       1994                  1993                          1992
                           ---------------           ---------           -------------                ---------------
Current
   Federal                         $    -             $       69           $         -                     $       -
   State                               72                  (190)                    59                             -
                                   ------             ----------           -----------                     ----------
                                       72                  (121)                    59                             -
                                   ------             ----------           -----------                     ----------
Deferred
   Federal                              -                    (3)                 (121)                             -
   State                                -                      -                   (3)                          (18)
                                   ------            -----------           -----------                     ---------
                                        -                    (3)                 (124)                          (18)
                                   ------            -----------           -----------                     ---------
Provision (Benefit) for            $   72            $     (124)          $       (65)                    $     (18)
income taxes                       ======            ===========           ===========                     =========


The provision for income taxes differs from that computed at Federal statutory corporate tax rate as follows (in thousands):

                                                                            Period                  Period
                             Year Ended                Year               August 13,             April 1, 1992
                           March 31, 1995              Ended             1992 through               through
                                                     March 31,             March 31,              August 12,
                                                       1994                  1993                    1992
                           ---------------           ---------           -------------           -------------

Tax (benefit) at 34%              $   394             $      325            $      307               $    (86)
statutory rate
State income tax benefit               48                  (125)                    39                    (18)
   net of Federal benefit
Taxes applicable to loss            (280)                  (325)                 (411)                       -
   carryforwards
Change in the valuation              (76)                      -                     -                       -
   allowance
Other                                (14)                      1                     -                      86
                                  -------            -----------            ----------               ---------
                                  $    72            $     (124)            $     (65)               $    (18)
                                  =======            ===========            ==========               =========



Temporary differences and carryforwards which give rise to a significant portion of deferred tax (assets) and liabilities for March 31, 1995 and 1994 are as follows (in thousands):

                                                                   Deferred Expense
                                     March 31, 1994                    (Benefit)                  March 31, 1995
                                     --------------                -----------------              --------------

Differences in the tax basis and
the book basis of -
   Partnerships                             $    (438)                     $      427                    $     (11)
   Inventory                                     (141)                             51                          (90)
Installment sales                                  461                          (103)                           358
Other                                            (209)                           (19)                         (228)
Loss carryforwards                               (705)                          (280)                         (985)
Valuation allowance                              1,032                           (76)                           956
                                             ---------                     ----------                     ---------
Net Deferred Tax Liability                   $       -                     $        -                      $      -
                                             =========                     ==========                     =========


At March 31, 1995, the Company had Federal income tax loss carryforwards of approximately $2,900,000 which includes approximately $2,025,000 of carryforwards that become available at approximately $150,000 per year through 2008. The Company has provided a valuation allowance on the net deferred tax assets which primarily results from the restricted use of net operating loss carryforwards.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

A. At March 31, 1995 the Company had commitments to purchase 901 finished building lots, providing for an aggregate purchase price of approximately $28,709,000, over a four year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

B. Suarez Housing Corporation, a subsidiary of the Company, has an employment agreement with the Company's Chairman and President expiring August 12, 1995 currently providing for compensation of $264,710 per annum.

C. Porten Sullivan Corporation, a subsidiary of the Company, has an employment agreement with the Company's former Executive Vice President who retired on May 12, 1995. The agreement provides for compensation and benefits of approximately $150,000 to be paid through February 1996 in exchange for consulting services.

D. At March 31, 1995 the Company had open letters of credit and guarantees totalling approximately $103,000 to secure performance obligations.

E. The Company currently occupies office space and leases model home furniture under operating lease agreements expiring at various dates through 1996. The Company also leases storage space on a month to month basis. The combined rental expense incurred under these leases was $215,000, $131,000, $76,000, and $66,000 for the years ended March 31, 1995, and 1994, the period August 13, 1992 through March 31, 1993, and the period April 1, 1992 through August 12, 1992, respectively. The future minimum rental payments under these operating leases as of March 31, 1995 are as follows:

           1996       $159,000
           1997       $ 60,000
           1998       $      0

F. At March 31, 1995, restricted cash and short term investments of approximately $457,000 includes $294,000 to be paid out to creditors as a part of the initial distribution and accrued professional fees related to the bankruptcy.

G. The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or the results of operations.

NOTE 11 - COMMON STOCK AND STOCK OPTIONS

At the 1994 Annual Meeting of Stockholders, which was held on September 13, 1994, the stockholders approved a proposal to adopt certain amendments to the Company's Restated Certificate of Incorporation (i) to effect a 1-for-10 reverse stock split of the Company's issued and outstanding common stock and
(ii) to change the number of authorized shares of common stock from 30 million to 10 million. The Amendments did not change the par value of the common stock which remained at $.01 per share. The Amendments became effective on May 31, 1995 with the filing of a Certificate of Amendment with the Secretary of State of Delaware on May 31, 1995. The effect of the Reverse Stock Split has been retroactively reflected in the statements for all periods presented.

Under the Plan of Reorganization, 2,043,296 shares of common stock, as adjusted for the Reverse Stock Split, were to be issued pro rata to creditors which would represent 75% of the outstanding common stock after issuance of those shares. 1,931,033 of those shares were issued on June 10, 1994. The remaining 112,263 shares will be distributed to the creditors once certain remaining disputed claims are resolved.

Under the Company's Plan of Reorganization, the payment of dividends is not permitted during the six year period beginning August 13, 1992. The Plan also provides that after August 12, 1998, the Company may not pay any cash dividends to stockholders until it has first paid an additional $1,250,000 to the creditors.

On August 12, 1992, an option for 50,000 shares of common stock at a purchase price of $.50 per share, as adjusted for the Reverse Stock Split, was granted to the Chairman and President of the Company. The option is exercisable 50% currently and the remainder after August 11, 1995. All shares must be purchased by August 11, 1996.

On February 9, 1993 certain key employees of the Company were granted options to purchase 11,000 shares of common stock at a price of $.50 per share, as adjusted for the Reverse Stock Split. The options are exercisable 30% currently, an additional 30% on or after February 9, 1996, an additional 40% on or after February 9, 1997 and all of the shares must be purchased by February 9, 1998.

On November 9, 1993 the Company's former Executive Vice President, who retired on May 12, 1995, was granted options to purchase 10,000 shares of common stock at a price of $.60 per share, as adjusted for the Reverse Stock Split. The options are exercisable in full at any time until May 12, 1996.

NOTE 12 - CONDENSED FINANCIAL STATEMENTS OF CONSOLIDATED FINANCE SUBSIDIARIES

The Company's wholly-owned finance subsidiaries were established to sell collateralized mortgage obligations through participation in various multi-builder bond programs. In these sales, which last occurred in 1987, the Company originated and pooled mortgage loans which were then pledged as collateral for bonds payable. The interest rates on the mortgage loans which comprise the collateral for bonds payable, roughly equate with the interest rates on the related bonds payable.

Condensed financial information is as follows (in thousands):


                       Condensed Balance Sheets

                                                        March 31, 1995                    March 31, 1994
                                                    --------------------                --------------------
Assets:
   Collateral for bonds payable                            $  7,620                              $ 9,666
   Other assets                                                   9                                   29
                                                           --------                              -------
                                                           $  7,629                              $ 9,695
                                                           ========                              =======
Liabilities and Equity:
   Bonds payable                                           $  7,362                              $ 9,337
   Equity and intercompany advances                             267                                  358
                                                           --------                              -------
                                                           $  7,629                              $ 9,695
                                                           ========                              =======



                    Condensed Statements of Income

                                       Year Ended March 31,
                                       ---------------------                     Period August              Period
                                                                                   13, 1992              April 1, 1992
                                                                                    through                 through
                                                                                    March 31,              August 12,
                                      1995                    1994                    1993                    1992
                                      -------               --------               -----------           --------------
Revenues                              $  791                $  1,119                $     973              $     623
                                      ======                ========                =========              =========
Income before income taxes            $   22                $     58                $      34              $       9
                                      ======                ========                =========              =========


NOTE 13 - RELATED PARTY TRANSACTIONS

A. The Company's Chairman and President has personally guaranteed bank loans in the aggregate maximum amount of $19,250,000 for Suarez Housing Corporation, a subsidiary of the Company, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1995 the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $6,358,000. The Company has agreed to indemnify the President and Chairman in the event that this personal guarantee is called.

B. The Chairman and President of the Company is a one third partner in a partnership from which the Company bought 20 finished building lots during the year ended March 31, 1995 for $470,000, a price which approximates fair market value.

C. A member of the Board of Directors, is Vice President and a Director of a company which during the year ended March 31, 1995 sold building material products in the amount of approximately $3,367,000 to Suarez Housing Corporation. That company is a creditor of Suarez Housing Corporation under the Chapter 11 filing, and is subject to the terms of settlement under the Plan of Reorganization. In addition, an employee of that company is the Chairwoman of the Official Creditors Committee in the Reorganization Cases of International American Homes, Inc., Inland Pacific Communities, Inc., Porten Sullivan Corporation of Florida, Suarez Housing Corporation, Beacon Hill Farm Associates II, and Lakeview Professional Park (the "IAH Creditors Committee"). The IAH Creditors Committee's primary remaining function is to oversee the terms of settlement under the approved Plan of Reorganization.

D. Another member of the Board of Directors, is Executive Vice President of a company which during the year ended March 31, 1995 sold heating, ventilating and air conditioning systems in the amount of approximately $441,000 to Porten Sullivan Corporation, a subsidiary of the Company. That company is a creditor of Porten Sullivan Corporation under the Chapter 11 filing, and is subject to the terms of settlement under the Plan of Reorganization. This director is also a member of the Official Creditors Committee in the Reorganization Cases of Porten Sullivan Corporation and J&S Development Associates (the "Porten Sullivan Creditors Committee"). The Porten Sullivan Creditors Committee's primary remaining function is to oversee the terms of settlement under the approved Plan of Reorganization.

E. Another member of the Board of Directors, is the Chief Executive Officer and owner of a company which during the year ended March 31, 1995 sold engineered fireplaces and other specialty building products in the amount of approximately $175,000 to Porten Sullivan Corporation. That company is a creditor of Porten Sullivan Corporation under the Chapter 11 filing, and is subject to the terms of settlement under the Plan of Reorganization.