Form 10-K/A
period 1995-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1995-07-27
CIK 760678

- ---------------------------------------------------------------------


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                         ---------------
                           FORM 10-K/A
                         ---------------


                        AMENDMENT NO. 1 TO
                    ANNUAL REPORT ON FORM 10-K


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


                     Commission File Number 0-13800


                   INTERNATIONAL AMERICAN HOMES, INC.
        (Exact name of registrant as specified in its charter)

           DELAWARE                                    22-2472608
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)



              6001 MONTROSE ROAD, ROCKVILLE, MARYLAND  20852
            (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code:  (301) 231-8745


        Securities registered pursuant to Section 12(b) of the Act:


                                   NONE

       Securities registered pursuant to Section 12 (g) of the Act:


                              TITLE OF CLASS
                       COMMON STOCK, $.01 PAR VALUE



- ---------------------------------------------------------------------

  This Amendment No. 1 amends the Annual Report on Form 10-K of International American Homes, Inc. (the "Company") for the fiscal year ended March 31, 1995 (the "Form 10-K"). The consolidated balance sheets of the Company included under Item 14(a) of the Form 10-K at page F-3 contains the following error: the authorized number of shares of common stock of the Company as of March 31, 1995 was 10,000,000 shares, not 3,000,000 shares as indicated under the caption "Common Stock" in the balance sheets. This Amendment No. 1 amends and restates
Item 14 in its entirety as follows:


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

                                                                   PAGE

INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES

     Report of Independent Public Accountants ......................F-1

     Consolidated Balance Sheets as of March 31, 1995 and 1994......F-2

     Consolidated Statements of Operations for the years ended
     March 31, 1995 and 1994, the  period  August  13,  1992
     through March 31, 1993, and the period April 1, 1992
     through August 12, 1992........................................F-4

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended March 31, 1995 and 1994, the period
     August 13, 1992 through March 31, 1993, and the period April
     1, 1992 through August 12, 1992 ...............................F-5

     Consolidated Statements of Cash Flows for the years ended
     March 31, 1995 and 1994, the period August 13, 1992 through
     March  31,  1993,  and the period April 1, 1992 through
     August 12, 1992................................................F-6

     Notes to Consolidated Financial Statements.....................F-7


  (b)REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1995. On May 31, 1995 the registrant filed a Current Report on Form 8-K with respect to Item 5 (other events).

  (c) EXHIBITS.  The following exhibits are filed as part of this Annual Report:

EXHIBIT
NUMBER

2.1 - Second Amended Disclosure Statement dated as of June 29, 1992 and Third Amended Joint Plan of Reorganization dated June 29, 1992 (incorporated by reference to Exhibit 2.4 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

2.2 - Fourth Amended Joint Plan of Reorganization dated November 17, 1992 (incorporated by reference to Exhibit 2.5 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

3.1(a)-Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

3.1(b)-Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated September 8, 1994 (filed herewith).

3.1(c)-Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated May 22, 1995 (filed herewith).

3.2 - By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

10.1 - Key Employee Agreement dated August 12, 1992 of Robert J. Suarez (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.2 - Key Employee Agreement dated August 12, 1992 of Ronald I. Garshag (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.3 - Non-Qualified Stock Option Agreement dated August 12, 1992 between Robert J. Suarez and the Registrant (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.4 - Guaranty dated as of January 20, 1993 by Robert J. Suarez to First Florida Bank, N.A. (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.5 - Indemnity Agreement dated as of January 20, 1993 by Suarez Housing Corporation, the Registrant, and Robert J. Suarez to and for the benefit of First Florida Bank, N.A. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.6 - Mortgage Modification Agreement dated as of October 7, 1994 by and between Barnett Bank of Tampa and Suarez Housing Corporation (filed herewith).

10.7 - Consulting Agreement dated as of November 1, 1993 between Peter Davis and the Registrant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1993).

10.8 - Master Loan Agreement dated as of November 15, 1994 between Nations Bank of Florida, N.A. and Suarez Housing Corporation (filed herewith).

21   - List of subsidiaries of the registrant  (incorporated  by  reference  to
       Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

27   - Financial Data Schedule (filed herewith).

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 27, 1995          INTERNATIONAL AMERICAN HOMES, INC.




                              By:/s/ Michael P. Villa
                              ------------------------------
                              Michael P. Villa
                              Vice President, Treasurer, and
                              Chief Financial Officer

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

                 INTERNATIONAL AMERICAN HOMES, INC.
                           AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    March 31, 1995          March 31, 1994
                                                                    --------------          --------------
MORTGAGE NOTES AND LOANS PAYABLE (Note 8)
  Construction and mortgage notes secured by real estate                 $  9,664              $  5,959
      inventory
  Other secured notes payable                                                  60                   157
                                                                         --------              --------
                                                                            9,724                 6,116
BONDS PAYABLE (Note 12)                                                     7,362                 9,337
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                    4,908                 5,319
  (Notes 2, 7, and 9)
CUSTOMER DEPOSITS                                                             183                   199
                                                                         --------              --------
      Total Liabilities                                                    22,177                20,971
                                                                         --------              --------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 2, 3, and 11)

PREFERRED STOCK - $.01 par value, 4,000,000 shares                              -                     -
  authorized, none issued

COMMON STOCK - $.01 par value, 10,000,000 shares authorized,                   29                   289
  2,894,343 shares issued, including 112,263 shares to be
  issued to creditors, as of March 31, 1995; $.01 par
  value, 30,000,000 shares authorized, 28,943,432 shares
  issued, including 20,432,961 shares to be issued to
  creditors, as of March 31, 1994 (Note 11)
ADDITIONAL PAID-IN CAPITAL                                                  2,348                 2,103
RETAINED EARNINGS                                                           3,136                 2,049
TREASURY STOCK, 169,948 shares as of March 31, 1995 and                       (2)                  (17)
1,699,484 as of March 31, 1994 (Note 11)                                 --------              --------
      Total Stockholders' Equity                                            5,511                 4,424
                                                                         --------              --------
      TOTAL LIABILITIES AND                                              $ 27,688              $ 25,395
      STOCKHOLDERS' EQUITY                                               ========              ========


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