Form 10-Q
period 1995-06-30
INTERNATIONAL AMERICAN HOMES INC
filed 1995-08-04
CIK 760678

- -----------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                            ---------------

                               FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                        OR

[ ] TRANSITION REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           to

                          Commission File Number 0-13800


                        INTERNATIONAL AMERICAN HOMES, INC.
               (Exact name of registrant as specified in its charter)


           DELAWARE                                         22-2472608
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  Number)


               6001 MONTROSE ROAD, ROCKVILLE, MARYLAND  20852
                           (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (301) 231-8745


                               NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  <check-mark>    No


                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  <check-mark>    No


      As of July 31, 1995, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,612,132. After giving effect to the future issuance of 112,263 shares of common stock to creditors, pursuant to the Company's confirmed Plan of Reorganization, the aggregate number of shares of common stock outstanding will be 2,724,395.

- ------------------------------------------------------------------------------

                          Total number of pages: 15

                     INTERNATIONAL AMERICAN HOMES, INC.

                              AND SUBSIDIARIES

                                  INDEX

                                                                           PAGE

Part I.  Financial Information:

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited) as of June 30, 1995 and
         March 31, 1995 .................................................... 3

         Consolidated   Statements   of  Income  and  Retained  Earnings
         (Unaudited) for the three months  ended  June 30, 1995 and 1994.....5

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended June 30, 1995 and 1994 ............................... 6

         Notes to Consolidated Financial Statements (Unaudited)............. 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................ 11

Part II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K ................................. 13

Signatures ................................................................ 14

Part I.  Financial Information


                                  ITEM 1

                     CONSOLIDATED FINANCIAL STATEMENTS



                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                                   ASSETS



                                       June 30, 1995       March 31, 1995
                                       -------------       --------------


CASH AND SHORT-TERM INVESTMENTS
   ($482 and $457 restricted)               $  1,369             $  1,938

RECEIVABLES                                    1,114                  444

REAL ESTATE INVENTORY                         17,304               16,997

COLLATERAL FOR BONDS PAYABLE                   7,403                7,620

PROPERTY AND EQUIPMENT - less
accumulated depreciation of
$172 and $162                                    102                  106

OTHER ASSETS                                     568                  583
                                            --------             --------
      TOTAL ASSETS                          $ 27,860             $ 27,688
                                            ========             ========







The accompanying notes to consolidated financial statements are an integral part of these statements.

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30, 1995          March 31, 1995
                                                                -------------          --------------
MORTGAGE NOTES AND LOANS PAYABLE
  Construction and mortgage notes
    secured by real estate inventory                                $  10,061                $  9,664

  Other secured notes payable                                              42                      60
                                                                     --------                --------
                                                                       10,103                   9,724

BONDS PAYABLE                                                           7,148                   7,362

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                4,612                   4,908

CUSTOMER DEPOSITS                                                         179                     183
                                                                      -------                --------
      Total Liabilities                                                22,042                  22,177
                                                                      -------                --------

PREFERRED STOCK - $.01 par value, 4,000,000 shares                          -                       -
authorized, none issued

COMMON STOCK - $.01 par value, 10,000,000 shares authorized,
2,894,343 shares issued including 112,263 shares to be
issued to creditors                                                        29                      29

ADDITIONAL PAID-IN CAPITAL                                              2,348                   2,348

RETAINED EARNINGS                                                       3,443                   3,136

TREASURY STOCK - 169,948 shares                                           (2)                     (2)
                                                                      -------                  ------
      Total Stockholders' Equity                                        5,818                   5,511
                                                                      -------                  ------

      TOTAL LIABILITIES AND                                          $ 27,860                $ 27,688
      STOCKHOLDERS' EQUITY                                           ========                ========






The accompanying notes to consolidated financial statements are an integral part of these statements.




                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                                  Three Months              Three Months
                                                     Ended                     Ended
                                                 June 30, 1995             June 30, 1994
                                                 -------------             -------------
REVENUES
  Home sales                                           $ 14,611                 $ 10,168
  Interest and other income                                 209                      281
                                                       --------                 --------
                                                         14,820                   10,449
                                                       ========                 ========
COSTS AND EXPENSES
  Cost of home sales                                     12,617                    8,449
  Selling, general and administrative                     1,664                    1,241
  Interest                                                  202                      270
  Depreciation                                               10                       20
                                                       --------                 --------
                                                         14,493                    9,980
                                                       --------                 --------

INCOME BEFORE INCOME TAXES                                  327                      469
PROVISION FOR INCOME TAXES                                   20                      180
                                                       --------                 --------
NET INCOME                                                  307                      289
RETAINED EARNINGS BEGINNING OF PERIOD                     3,136                    2,049
                                                       --------                 --------
RETAINED EARNINGS END OF PERIOD                        $  3,443                $   2,338
                                                       ========                =========

PER SHARE DATA (Primary and Fully Diluted)
  Net income                                           $    .11                $     .11
                                                      =========                =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary and fully diluted                           2,724,395                2,724,395
                                                      =========                =========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                             Three Months Ended         Three Months Ended
                                                                June 30, 1995              June 30, 1994
                                                             ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   307                   $    289
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                            10                         20
  Changes in operating assets and liabilities
     Increase in receivables                                              (670)                      (462)
     Increase in real estate inventory                                    (307)                    (2,594)
     Decrease in collateral for bonds payable                               217                        337
     Decrease in accounts payable and accrued liabilities                 (296)                      (388)
     Decrease (increase) in customer deposits                               (4)                         55
     Decrease in other assets                                                15                        128
                                                                       --------                   --------
Net cash used in operating activities                                     (728)                    (2,615)
                                                                       --------                   --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Property and equipment, net                                               (6)                       (15)
                                                                       --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage notes and loans payable                          8,753                      6,433
  Payments of mortgage notes and loans payable                          (8,374)                    (5,465)
  Repayments of bonds payable - finance subsidiaries                      (214)                      (308)
                                                                       --------                   --------
Net cash provided by financing activities                                   165                        660
                                                                       --------                   --------

NET DECREASE IN CASH AND EQUIVALENTS                                      (569)                    (1,970)
CASH AND EQUIVALENTS BEGINNING OF PERIOD                                  1,938                      3,353
                                                                       --------                   --------
CASH AND EQUIVALENTS END OF PERIOD                                     $  1,369                   $  1,383
                                                                       ========                   ========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiaries, designs, builds, and sells single-family homes and townhomes. The Company currently conducts its building activities in Metropolitan Washington, D.C. and Greater Tampa, Florida.

The interim consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made (which include only normal recurring accruals and deferrals) for a fair presentation of consolidated financial position, results of operations, and cash flows. The consolidated financial statements and condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's latest Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period's presentation.


NOTE 2 - REORGANIZATION UNDER CHAPTER 11

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions (the "Bankruptcy Petitions") for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Certain related partnerships filed similar petitions in the same Court in 1990 and 1991. Under the bankruptcy proceeding, substantially all claims against the Company as of the date of the filing of the Bankruptcy Petitions were stayed
while   the   Company  continued  operations  as  a debtor-in-possession.

A Third Amended Joint Plan of Reorganization dated June 29, 1992 was filed with the Bankruptcy Court. A Second Amended Disclosure Statement with respect to the Third Amended Joint Plan of Reorganization and exhibits thereto was approved by Bankruptcy Court Order dated June 29, 1992. On August 12, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization. On October 29, 1992, the Bankruptcy Court approved certain technical modifications to the Third Amended Joint Plan of Reorganization to be effective as of August 12, 1992. A Fourth Amended Joint Plan of Reorganization dated November 17, 1992, containing those technical modifications, was filed with the Bankruptcy Court. (The Third Amended Joint Plan of Reorganization and the Fourth Amended Joint Plan of Reorganization are collectively referred to as the "Plan" or the "Plan of Reorganization.")

The Plan provides for an initial cash distribution to creditors of approximately $4,700,000 less administrative expenses. The Plan further provides for subsequent distributions equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1994 through June 30, 1998. The Plan also provides for the issuance of 2,043,296 shares of the Company's common stock to the creditors resulting in the dilution of the existing stockholders to 25 percent of the common stock outstanding after issuance of the additional shares to the creditors.

The Company made partial initial distributions of cash amounting to $3,741,000 and issued 1,931,033 shares of the Company's common stock to the creditors through June 30, 1995. The Company anticipates that the remainder of the initial cash distribution amounting to approximately $290,000 and the remaining 112,263 shares of stock will be distributed to the creditors once certain remaining disputed claims are resolved.

The Company has calculated the cash flow (as defined in the Plan) for the period ended on June 30, 1995 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required.

The accompanying financial statements reflect the estimated effect of the reorganization, including the settlement of liabilities and other claims, the estimated present value of future cash distributions to creditors of $1,322,000 and the issuance of 112,263 additional shares of common stock.


NOTE 3 - STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest and income taxes as follows (in thousands):



             Period                     Interest      Income Taxes
- --------------------------------        --------      ------------

Three months ended June 30, 1995           $ 556              $ 21
Three months ended June 30, 1994             507                42



NOTE 4 - INTEREST INCLUDED IN COST OF SALES

Interest included in cost of sales is as follows (in thousands):



              Period                              Interest
- --------------------------------                  --------

Three months ended June 30, 1995                     $ 356
Three months ended June 30, 1994                       269

NOTE 5 - CONDENSED FINANCIAL STATEMENTS OF CONSOLIDATED FINANCE SUBSIDIARIES

The Company's wholly-owned finance subsidiaries were established to sell collateralized mortgage obligations through participation in various multi-builder bond programs. In these sales, which last occurred in 1987, the Company originated and pooled mortgage loans which were then pledged as collateral for bonds payable. The interest rates on the mortgage loans that comprise the collateral for bonds payable roughly equate with the interest rates on the related bonds payable.

Condensed financial information is as follows (in thousands):




                           Condensed Balance Sheets


                                              June 30,1995      March 31, 1995
                                              ------------      --------------
Assets:
   Collateral for bonds payable                    $ 7,403             $ 7,620
   Other assets                                         11                   9
                                                   -------             -------
                                                   $ 7,414             $ 7,629
                                                   =======             =======


Liabilities and Equity:
    Bonds payable                                  $ 7,148             $ 7,362
    Equity and intercompany advances                   266                 267
                                                   -------             -------
                                                   $ 7,414             $ 7,629
                                                   =======             =======






                        Condensed Statements of Operations


                                   Three Months                 Three Months
                                     Ended                          Ended
                                   June 30, 1995                June 30, 1994
                                   -------------                -------------

Revenues                                   $ 182                        $ 261
                                           =====                        =====
Income before income taxes                 $   6                        $   5
                                           =====                        =====

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At June 30, 1995, the Company had commitments to purchase 772 finished building lots at a total purchase price of approximately $25,268,000, over a four year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or the results of operations.


NOTE 7 - COMMON STOCK

At the 1994 Annual Meeting of Stockholders, which was held on September 13, 1994, the stockholders approved a proposal to adopt certain amendments (the "Amendments") to the Company's Restated Certificate of Incorporation (i) to effect a 1-for-10 reverse stock split of the Company's issued and outstanding common stock (the "Reverse Stock Split") and (ii) to change the number of authorized shares of common stock from 30 million to 10 million. The Amendments did not change the par value of the common stock which remained at $.01 per share. The Amendments became effective on May 31, 1995 with the filing of a Certificate of Amendment with the Secretary of State of Delaware on May 31, 1995. The effect of the Reverse Stock Split has been retroactively reflected in the statements for all periods presented.

Under the Plan of Reorganization, 2,043,296 shares of common stock, as adjusted for the Reverse Stock Split, were to be issued pro rata to the creditors which would represent 75% of the outstanding common stock after issuance of those shares. 1,931,033 of those shares have been issued and the remaining 112,263 shares will be distributed to the creditors once certain remaining disputed claims are resolved.

Income per share is based on the number of shares outstanding including the additional shares to be issued pursuant to the Plan.

                                   ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


THE PLAN OF REORGANIZATION

See Note 2, "Reorganization Under Chapter 11" of Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.


RESULTS OF OPERATIONS

The following table sets forth certain information with respect to homes delivered and homes sold during the periods presented as well as homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands).


                                              Three Months Ended
                                                    June 30,
                                  ----------------------------------------
                                       1995                           1994
                                  ---------                      ---------
Homes delivered
  Units                                  97                             74
  Home sales revenue               $ 14,611                      $  10,168
  Average sales price               $ 150.6                        $ 137.4
Homes sold
  Units                                  78                             93
  Sales value                      $ 10,924                       $ 15,053
  Average sales price               $ 140.1                        $ 161.9


                                                     June 30,
                                   ---------------------------------------
                                       1995                           1994
                                   --------                       --------
Backlog
  Units                                 102                            130
  Sales value                      $ 17,338                       $ 22,378
  Average sales price               $ 170.0                        $ 172.1



The increase in home sales revenues for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 results primarily from an increase in the number of homes delivered but is also due to an increase in the percentage of homes delivered in Metropolitan Washington, D.C., where the average sales price is higher than in Greater Tampa, Florida, and to increases in the average sales price of homes delivered.

The Company realized a decrease in the number of homes sold during the three months ended June 30, 1995 compared to the three months ended June 30, 1994. The average sales price of the homes sold also decreased as did the Backlog at June 30, 1995 when compared to June 30, 1994. The decrease in the number of homes sold is due primarily to a decrease in the number of homes sold in Metropolitan Washington, D.C. where the effects of rising mortgage interest rates and uncertain local economic conditions have negatively impacted the level of home sales in general. The decrease in the average sales price of the homes sold is attributable to a larger proportion of sales in Greater Tampa, Florida, where prices are lower.

The Backlog at June 30, 1995 and at June 30, 1994 includes $2,202,000 and $5,510,000 of contingent contracts, respectively.

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                               Three Months Ended June 30,
                                               --------------------------------------------------------------
                                                         1995                                   1994
                                               ------------------------             -------------------------
                                                Dollars            %                  Dollars            %
                                               ---------         ------             ----------         ------
Home sales revenues                             $ 14,611         100.0%              $  10,168         100.0%
Cost of home sales                                12,617           86.4                  8,449           83.1
Gross profit                                       1,994           13.6                  1,719           16.9
Selling, general and administrative                1,664           11.4                  1,241           12.2
expenses
Pre-tax profit                                       327            2.2                    469            4.6



While gross profit increased for the three months ended June 30, 1995 compared to the three months ended June 30, 1994, gross profit as a percentage of home sales revenue decreased from 16.9% to 13.6%. This percentage decrease results primarily from comparative increases in developed lot costs as well as increases in other construction costs. These cost increases could not be recouped through higher sales prices due to the strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the three months ended June 30, 1995 increased when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expenses is due to the increase in sales while the percentage decrease results primarily from the more efficient absorption of the fixed components of selling, general and administrative expenses over higher revenues.

The change in pre-tax profit for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 is a reflection of the changes in gross profit and in selling, general and administrative expenses.

The level of mortgage interest rates and uncertain local economic conditions in the areas where the Company operates have adversely affected sales of new homes and the level of gross profit. The Company is unable to predict the extent to which such factors will continue to adversely affect the Company's operations in the future.

Interest and other income includes $182,000 and $261,000 and interest expense includes $173,000 and $250,000 for the three months ended June 30, 1995 and for the three months ended June 30, 1994, respectively, from wholly-owned finance subsidiaries established to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

LIQUIDITY AND CAPITAL RESOURCES

The Company, through its subsidiaries, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations limit the portion of each home that can be financed to approximately 75% of its value. Since the Company uses its own capital resources to fund those costs that cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently and expects to continue to be, highly leveraged.

The Company's subsidiaries currently have financing agreements in the aggregate amount of $30,550,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination, (with expiration dates ranging from September 1995 to May 1997), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has personally guaranteed certain of these obligations up to a maximum aggregate principal amount of $19,250,000, of which $5,462,000 was outstanding at June 30, 1995.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of those lots over a substantial period of time roughly coinciding with the estimated time required for the sale of the homes on those lots. At June 30, 1995, the Company had commitments to purchase 772 finished building lots at a total purchase price of approximately $25,268,000 over a four year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

The Company's short-term liquidity and its ability to operate over the short-term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. Also having an impact on the Company's long-term liquidity are the strength of the housing markets in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots.

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




Part II.  Other Information
                                   ITEM 6

                      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    On May 31, 1995 the registrant filed a Current Report on Form 8-K with respect to Item 5 (other events).

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTERNATIONAL AMERICAN HOMES, INC.




Date:   AUGUST 4, 1995           By:  /S/ ROBERT J. SUAREZ
                                      ---------------------
                                      Robert J. Suarez
                                      President



Date:   AUGUST 4, 1995           By:  /S/ MICHAEL P. VILLA
                                      ----------------------
                                      Michael P. Villa
                                      Vice President, Treasurer, and
                                      Chief Financial Officer