Form 10-Q
period 1995-09-30
INTERNATIONAL AMERICAN HOMES INC
filed 1995-11-14
CIK 760678

--------------------------------------------------------------------*

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                       *---------------*

                            FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                   OR

[ ] TRANSITION REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           to

                       Commission File Number 0-13800

                     INTERNATIONAL AMERICAN HOMES, INC.
           (Exact name of registrant as specified in its charter)

         DELAWARE                                          22-2472608
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                   Identification Number)

               6001 MONTROSE ROAD, ROCKVILLE, MARYLAND  20852
              (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (301) 231-8745

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


      As of October 31, 1995, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,612,132. After giving effect to the future issuance of 112,263 shares of common stock to creditors, pursuant to the Company's confirmed Plan of Reorganization, the aggregate number of shares of common stock outstanding will be 2,724,395.

----------------------------------------------------------------------

                          Total number of pages: 18

                     INTERNATIONAL AMERICAN HOMES, INC.

                              AND SUBSIDIARIES

                                    INDEX

                                                                           PAGE

Part I. Financial Information:

Item 1.    Consolidated Financial Statements

           Consolidated  Balance Sheets (Unaudited) as  of  September  30,
           1995 and March 31, 1995 .......................................... 3

           Consolidated  Statements   of   Income  and  Retained  Earnings
           (Unaudited) for the three months  ended  September 30, 1995 and
           1994 ............................................................. 5

           Consolidated   Statements  of  Income  and  Retained   Earnings
           (Unaudited) for  the  six  months  ended September 30, 1995 and
           1994 ............................................................. 6

           Consolidated Statements of Cash Flows  (Unaudited)  for the six
           months ended September 30, 1995 and 1994 ......................... 7

           Notes to Consolidated Financial Statements (Unaudited)............ 8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................... 12

Part II.   Other Information:

Item 4.    Submission of Matters to a Vote of Securities Holders ........... 16

Item 6.    Exhibits and Reports on Form 8-K ................................ 17

Signatures ................................................................. 18

Part I.Financial Information


                                   ITEM 1

                      CONSOLIDATED FINANCIAL STATEMENTS



                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                                   ASSETS

                                                            September 30, 1995        March 31, 1995
                                                            ------------------        --------------

CASH AND SHORT-TERM INVESTMENTS
   ($584 and $457 restricted)                                  $  1,712                  $  1,938
RECEIVABLES                                                         682                       444
REAL ESTATE INVENTORY                                            16,219                    16,997
COLLATERAL FOR BONDS PAYABLE                                      7,279                     7,620
PROPERTY AND EQUIPMENT - less accumulated
   depreciation of $188 and $162                                     92                       106
OTHER ASSETS                                                        583                       583
                                                               --------                  --------
      TOTAL ASSETS                                             $ 26,567                  $ 27,688
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

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30, 1995             March 31, 1995
                                                            ------------------             --------------

MORTGAGE NOTES AND LOANS PAYABLE
  Construction and mortgage notes secured by real estate
    inventory                                                      $  8,642                   $  9,664
  Other secured notes payable                                            63                         60
                                                                      -----                      -----
                                                                      8,705                      9,724
BONDS PAYABLE                                                         7,031                      7,362
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                              4,557                      4,908
CUSTOMER DEPOSITS                                                       230                        183
                                                                     ------                     ------
      Total Liabilities                                              20,523                     22,177
                                                                     ------                     ------

PREFERRED STOCK - $.01 par value, 4,000,000 shares                        -                          -
authorized, none issued
COMMON STOCK - $.01 par value, 10,000,000 shares
authorized, 2,894,343 shares issued including 112,263
shares to be issued to creditors                                         29                         29
ADDITIONAL PAID-IN CAPITAL                                            2,348                      2,348
RETAINED EARNINGS                                                     3,669                      3,136
TREASURY STOCK - 169,948 shares                                         (2)                        (2)
                                                                      -----                      -----
      Total Stockholders' Equity                                      6,044                      5,511
                                                                   --------                   --------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                         $ 26,567                   $ 27,688
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
                                 (Unaudited)

                                                        Three Months Ended September 30,
                                                      -------------------------------------

                                                            1995                  1994
                                                         --------               --------

REVENUES
  Home sales                                             $ 14,658               $ 12,652
  Interest and other income                                   235                    270
                                                         --------               --------
                                                           14,893                 12,922
                                                         --------               --------
COSTS AND EXPENSES
  Cost of home sales                                       12,776                 10,970
  Selling, general and administrative                       1,670                  1,391
  Interest                                                    190                    254
  Depreciation                                                 16                     21
                                                         --------               --------
                                                           14,652                 12,636
                                                         --------               --------
INCOME BEFORE INCOME TAXES                                    241                    286
PROVISION FOR INCOME TAXES                                     15                    110
                                                         --------               --------
NET INCOME                                                    226                    176
RETAINED EARNINGS BEGINNING OF PERIOD                       3,443                  2,338
                                                        ---------               --------
RETAINED EARNINGS END OF PERIOD                        $    3,669             $    2,514
                                                       ==========             ==========

PER SHARE DATA (Primary and Fully Diluted)
  Net income                                           $      .08             $      .06
                                                       ==========             ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary and fully diluted                             2,724,395              2,724,395
                                                       ==========             ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                                            Six Months Ended September 30,
                                                          ----------------------------------
                                                             1995                  1994
                                                          -----------         --------------
REVENUES
  Home sales                                               $ 29,269              $ 22,820
  Interest and other income                                     444                   551
                                                           --------              --------
                                                             29,713                23,371
                                                           --------              --------
COSTS AND EXPENSES
  Cost of home sales                                         25,393                19,419
  Selling, general and administrative                         3,334                 2,632
  Interest                                                      392                   524
  Depreciation                                                   26                    41
                                                           --------              --------
                                                             29,145                22,616
                                                           --------              --------
INCOME BEFORE INCOME TAXES                                      568                   755
PROVISION FOR INCOME TAXES                                       35                   290
                                                           --------              --------
NET INCOME                                                      533                   465
RETAINED EARNINGS BEGINNING OF PERIOD                         3,136                 2,049
                                                           --------              --------
RETAINED EARNINGS END OF PERIOD                           $   3,669             $   2,514
                                                           ========              ========
PER SHARE DATA (Primary and Fully Diluted)
  Net income                                              $     .20             $     .17
                                                           ========              ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary and fully diluted                               2,724,395             2,724,395
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

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                              Six Months Ended September 30,
                                                              ------------------------------
                                                                  1995               1994
                                                               -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   533            $    465
  Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                    26                  41
  Changes in operating assets and liabilities
     Increase in receivables                                       (238)               (475)
     Decrease (increase) in real estate inventory                   778              (2,993)
     Decrease in collateral for bonds payable                       341                 568
     Decrease in accounts payable and accrued liabilities          (351)               (130)
     Increase (decrease) in customer deposits                        47                  (3)
     Decrease in other assets                                         -                  30
                                                                -------             -------
Net cash provided by (used in) operating activities                1136              (2,497)
                                                                -------             -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Property and equipment, net                                      (12)                 (22)
                                                                -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage notes and loans payable                 15,338              13,810
  Payments of mortgage notes and loans payable                  (16,357)            (12,054)
  Repayments of bonds payable - finance subsidiaries               (331)               (526)
                                                                -------             -------
Net cash (used in) provided by financing activities              (1,350)              1,230
                                                                -------             -------
NET DECREASE IN CASH AND EQUIVALENTS                               (226)             (1,289)
CASH AND EQUIVALENTS BEGINNING OF PERIOD                          1,938               3,353
                                                                -------             -------
CASH AND EQUIVALENTS END OF PERIOD                             $  1,712            $  2,064
                                                                =======             =======


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

A Third Amended Joint Plan of Reorganization dated June 29, 1992 was filed with the Bankruptcy Court. A Second Amended Disclosure Statement with respect to the Third Amended Joint Plan of Reorganization and exhibits thereto were approved by Bankruptcy Court Order dated June 29, 1992. On August 12, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization. On October 29, 1992, the Bankruptcy Court approved certain technical modifications to the Third Amended Joint Plan of Reorganization to be effective as of August 12, 1992. A Fourth Amended Joint Plan of Reorganization dated November 17, 1992, containing those technical modifications, was filed with the Bankruptcy Court. (The Third Amended Joint Plan of Reorganization and the Fourth Amended Joint Plan of Reorganization are collectively referred to as the "Plan" or the "Plan of Reorganization.")

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

The Company made partial initial distributions of cash amounting to $3,741,000 and issued 1,931,033 shares of the Company's common stock to the creditors through September 30, 1995. The Company anticipates that the remainder of the initial cash distribution amounting to approximately $290,000 and the remaining 112,263 shares of stock will be distributed to the creditors once certain remaining disputed claims are resolved.

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


NOTE 3 - STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest and income taxes as follows (in thousands):



           Period                            Interest            Income Taxes
-----------------------------------          --------            ------------

Six months ended September 30, 1995          $ 1,131                $ 44
Six months ended September 30, 1994            1,037                  54



NOTE 4 - INTEREST INCLUDED IN COST OF SALES

Interest included in cost of sales is as follows (in thousands):



                Period                                    Interest
--------------------------------------                    --------
Three months ended September 30, 1995                      $ 348
Six months ended September 30, 1995                          704
Three months ended September 30, 1994                        256
Six months ended September 30, 1994                          525

NOTE 5 -CONDENSED FINANCIAL STATEMENTS OF CONSOLIDATED FINANCE SUBSIDIARIES

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

Condensed financial information is as follows (in thousands):



                          Condensed Balance Sheets

                                      September 30, 1995      March 31, 1995
                                      ------------------      --------------
Assets:
   Collateral for bonds payable            $ 7,279               $ 7,620
   Other assets                                 12                     9
                                           -------               -------
                                           $ 7,291               $ 7,629
                                           =======               =======

Liabilities and Equity:
   Bonds payable                           $ 7,031               $ 7,362
   Equity and intercompany advances            260                   267
                                           -------               -------
                                           $ 7,291               $ 7,629
                                           =======               =======




                          Condensed Statements of Operations



                                            Six Months Ended September 30,
                                            ------------------------------
                                               1995                 1994
                                            ----------          ----------
Revenues                                      $ 362                $ 513
                                              =====                =====
Income before income taxes                    $  12                $  16
                                              =====                =====







                                          Three Months Ended September 30,
                                          --------------------------------
                                              1995                 1994
                                          ------------          ----------
Revenues                                     $ 180                $ 252
                                             =====                =====
Income before income taxes                   $   6                $  11
                                             =====                =====

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At September 30, 1995, the Company had commitments to purchase 827 finished building lots at a total purchase price of approximately $28,474,000, over a four year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

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

                                                 Three Months Ended             Six Months Ended
                                                    September 30,                 September 30,
                                          ----------------------------    ----------------------------
                                             1995              1994           1995            1994
                                          -----------     ------------    ------------     -----------
Homes delivered

  Units                                          94                88             191            162
  Home sales revenue                       $ 14,658          $ 12,652        $ 29,269       $ 22,820
  Average sales price                      $  155.9          $  143.8        $  153.2       $  140.9

Homes sold
  Units                                         103                96             181            189
  Sales value                              $ 16,614          $ 15,363        $ 27,538       $ 30,428
  Average sales price                      $  161.3          $  160.0        $  152.1       $  161.0


                                                   September 30,
                                           ----------------------------
                                                1995            1994
                                           ------------     -----------
Backlog
  Units                                          111               138
  Sales value                               $ 19,294         $  25,089
  Average sales price                      $   173.8         $   181.8



The increases in home sales revenues for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 and for the six months ended September 30, 1995 compared to the six months ended September 30, 1994 both result from a combination of an increase in the number of homes delivered and from an increase in the average sales price of the homes delivered.

The number of homes sold during the three months ended September 30, 1995 and the average sales price of the homes sold during that period were both higher when compared with the prior comparable period. The increase in the number of homes sold is due to an increase in the number of homes sold in Metropolitan Washington, D.C. and the increase in the average sales price of the homes sold is attributable to a larger proportion of sales in Metropolitan Washington, D.C., where prices are higher.

The Company realized a decrease in the number of homes sold during the six months ended September 30, 1995 compared to the six months ended September 30, 1994. The average sales price of the homes sold also decreased as did the Backlog at September 30, 1995 when compared to September 30, 1994. The decrease in the number of homes sold is due primarily to a decrease in the number of homes sold in Metropolitan Washington, D.C. during the three months ended June 30, 1995. The decrease in the average sales price of the homes sold is attributable to a larger proportion of sales in Greater Tampa, Florida, where prices are lower.

The Backlog at September 30, 1995 and at September 30, 1994 includes $3,845,000 and $6,478,000 of contingent contracts, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                              Three Months Ended September 30,
                                                 ----------------------------------------------------------
                                                            1995                         1994
                                                 --------------------------    ----------------------------
                                                   Dollars           %           Dollars             %
                                                 ----------      ----------    -------------    -----------
Home sales revenues                               $ 14,658        100.0%          $  12,652         100.0%
Cost of home sales                                  12,776          87.2             10,970           86.7
Gross profit                                         1,882          12.8              1,682           13.3
Selling, general and administrative expenses         1,670          11.4              1,391           11.0
Pre-tax profit                                         241           1.6                286            2.3



While gross profit increased for the three months ended September 30, 1995 compared to the three months ended September 30, 1994, gross profit as a percentage of home sales revenue decreased slightly from 13.3% to 12.8%. This percentage decrease results primarily from comparative increases in developed lot costs as well as increases in other construction costs. These cost increases could not be recouped through higher sales prices due to the strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the three months ended September 30, 1995 increased when compared with the prior comparable period but were relatively unchanged when compared as a percentage of the related home sale revenue. The increase in selling, general and administrative expenses is due to the increase in sales and is also due to an increase in the fixed components of selling, general, and administrative expenses.

The change in pre-tax profit for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 is a reflection of the changes in gross profit and in selling, general and administrative expenses.

SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1994.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                        Six Months Ended September 30,
                                            -----------------------------------------------------------
                                                        1995                               1994
                                            --------------------------      ---------------------------
                                             Dollars            %              Dollars            %
Home sales revenues                         $ 29,269          100.0%         $  22,820         100.0%
Cost of home sales                            25,393            86.8            19,419           85.1
Gross profit                                   3,876            13.2             3,401           14.9
Selling, general and administrative            3,334            11.4             2,632           11.5
expenses
Pre-tax profit                                   568             1.9               755            3.3



While gross profit increased for the six months ended September 30, 1995 compared to the six months ended September 30, 1994, gross profit as a percentage of home sales revenue decreased from 14.9% to 13.2%. This percentage decrease results primarily from comparative increases in developed lot costs as well as increases in other construction costs. These cost increases could not be recouped through higher sales prices due to the strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the six months ended September 30, 1995 increased when compared with the prior comparable period but were relatively unchanged when compared as a percentage of the related home sale revenue. The increase in selling, general and administrative expenses is due to the increase in sales and is also due to an increase in the fixed components of selling, general, and administrative expenses.

The change in pre-tax profit for the six months ended September 30, 1995 compared to the six months ended September 30, 1994 is a reflection of the changes in gross profit and in selling, general and administrative expenses.

The level of mortgage interest rates and uncertain local economic conditions in the areas where the Company operates have adversely affected sales of new homes and the level of gross profit. The Company is unable to predict the extent to which such factors will continue to adversely affect the Company's operations in the future.

INTEREST AND OTHER INCOME

Interest and other income includes $362,000 and $513,000 and interest expense includes $344,000 and $484,000 for the six months ended September 30, 1995 and for the six months ended September 30, 1994, respectively, from wholly-owned finance subsidiaries established to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $31,200,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination, (with expiration dates ranging from November 1995 to October 1998), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has personally guaranteed certain of these obligations up to a maximum aggregate principal amount of $19,250,000 of which $4,604,000 was outstanding at September 30, 1995.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of those lots over a substantial period of time roughly coinciding with the estimated time required for the sale of the homes on those lots. At September 30, 1995, the Company had commitments to purchase 827 finished building lots at a total purchase price of approximately $28,474,000 over a four year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

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



Part II.  Other Information
                                   ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  The Annual Meeting of Stockholders was held on September 12, 1995. The following matters were considered and acted upon, with the results indicated below:

  The stockholders elected three members of the Board of Directors, each to serve until August 27, 1998 or until his successor is elected and has qualified. The names of the three directors, the votes cast for their election and the number of votes withheld were as follows:


     Name                  Votes For        Votes Withheld
-----------------          ----------       --------------
Peter A. Davis             1,495,113            93,869
Philip T. Mercer           1,503,575            85,227
Jeffrey D. Prol            1,503,115            85,687


The other six Directors whose terms did not expire and who continue to serve on the Board of Directors are: Robert J. Suarez, William D. Aiken, Kenneth W. Carlson, Dionel Cotanda, Robert E. Everett, and Brian Gibney.

  At the Annual Meeting of Stockholders, the stockholders approved a Proposal to approve certain amendments to the Amended and Restated International American Homes, Inc. Non-Qualified Stock Option Plan to increase the number of shares of common stock of the Company subject to the plan, clarify the language describing the vesting schedule for options granted thereunder, provide that outside directors will no longer be eligible to receive options thereunder if a non-employee directors stock option plan is approved by the Company's stockholders and becomes effective, entitle the Company to require an option holder who exercises an option to remit in addition to the exercised price an amount sufficient to satisfy applicable withholding tax requirements, and extend the term of the plan to June 22, 2005. The votes for the proposal, the votes against the proposal, the number of abstentions, and the number of shares not voted were as follows:


      For         Against       Abstain       Not Voted
   ---------      -------       -------       ---------
   1,307,189      108,163       120,591        148,484



  At the Annual Meeting of Stockholders, the stockholders approved a Proposal to approve the International American Homes, Inc. 1995 Non-Employee Directors Stock Option Plan. The votes for the proposal, the votes against the proposal, the number of abstentions, and the number of shares not voted were as follows:


      For         Against       Abstain       Not Voted
   ---------      -------       -------       ---------
   1,233,854      88,579        117,885        148,484

  In addition, the stockholders voted to approve the appointment of Arthur Andersen LLP as the auditors of the financial statements of the Company for fiscal year 1996. The votes for and against the proposal, and the number of abstentions were as follows:


      For         Against       Abstain
   ---------      -------       -------
   1,476,019      16,376        96,407



                                   ITEM 6

                      EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTERNATIONAL AMERICAN HOMES, INC.




Date:   NOVEMBER 14, 1995        By:  /S/ ROBERT J. SUAREZ
        -------------------          -----------------------
                                      Robert J. Suarez
                                      President



Date:   NOVEMBER 14, 1995        By:  /S/ MICHAEL P. VILLA
        ------------------           ------------------------
                                      Michael P. Villa
                                      Vice President, Treasurer, and
                                      Chief Financial Officer