Form 10-Q
period 1995-12-31
INTERNATIONAL AMERICAN HOMES INC
filed 1996-02-14
CIK 760678

--------------------------------------------------------------------*

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                    *---------------*

                        FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           to

                      Commission File Number 0-13800

                INTERNATIONAL AMERICAN HOMES, INC.
        (Exact name of registrant as specified in its charter)

           DELAWARE                                22-2472608
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification Number)

               4640 FORBES BOULEVARD, LANHAM, MARYLAND  20706
            (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (301) 306-5306

               6001 MONTROSE ROAD, ROCKVILLE, MARYLAND  20852
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


      As of January 31, 1996, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,612,132. After giving effect to the future issuance of 112,263 shares of common stock to creditors, pursuant to the Company's confirmed Plan of Reorganization, the aggregate number of shares of common stock outstanding will be 2,724,395.

----------------------------------------------------------------------

                          Total number of pages: 17

                     INTERNATIONAL AMERICAN HOMES, INC.

                              AND SUBSIDIARIES

                                    INDEX

                                                                       PAGE

Part I.    Financial Information:

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets (Unaudited) as of December 31, 1995
           and March 31, 1995 ............................................ 3

           Consolidated   Statements  of  Income  and  Retained   Earnings
           (Unaudited) for  the  three  months ended December 31, 1995 and
           1994 .......................................................... 5

           Consolidated  Statements  of  Income   and   Retained  Earnings
           (Unaudited)  for the nine months ended December  31,  1995  and
           1994 .......................................................... 6

           Consolidated Statements  of Cash Flows (Unaudited) for the nine months ended December 31, 1995 and 1994 ....................... 7

           Notes to Consolidated Financial Statements (Unaudited)......... 8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................ 12

Part II.   Other Information:

Item 6.    Exhibits and Reports on Form 8-K ............................. 16

Signatures .............................................................. 17

Part I.Financial Information


                                   ITEM 1

                      CONSOLIDATED FINANCIAL STATEMENTS



                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                                   ASSETS

                                                             December 31, 1995     March 31, 1995
                                                             -----------------     --------------
                                                              $  1,570                $  1,938
CASH AND SHORT-TERM INVESTMENTS
   ($860 and $457 restricted)
RECEIVABLES                                                        729                     444
REAL ESTATE INVENTORY                                           19,490                  16,997
COLLATERAL FOR BONDS PAYABLE                                     6,805                   7,620
PROPERTY AND EQUIPMENT - less accumulated depreciation of          123                     106
$209 and $162
OTHER ASSETS                                                       639                     583
                                                              --------                --------
      TOTAL ASSETS                                            $ 29,356                $ 27,688
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

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31, 1995           March 31, 1995
                                                             -----------------------    ----------------------
MORTGAGE NOTES AND LOANS PAYABLE
  Construction and mortgage notes secured by real estate         $  11,281                   $  9,664
inventory
  Other notes payable                                                   49                         60
                                                                  --------                   --------
                                                                    11,330                      9,724
BONDS PAYABLE                                                        6,570                      7,362
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             4,919                      4,908
CUSTOMER DEPOSITS                                                      209                        183
                                                                  --------                   --------
      Total Liabilities                                             23,028                     22,177
                                                                  --------                   --------

PREFERRED STOCK - $.01 par value, 4,000,000 shares                       -                          -
authorized, none issued
COMMON STOCK - $.01 par value, 10,000,000 shares authorized,            29                         29
2,894,343 shares issued including 112,263 shares to be
issued to creditors
ADDITIONAL PAID-IN CAPITAL                                           2,348                      2,348
RETAINED EARNINGS                                                    3,953                      3,136
TREASURY STOCK - 169,948 shares                                        (2)                        (2)
                                                                   -------                     ------
      Total Stockholders' Equity                                     6,328                      5,511
                                                                   -------                     ------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                        $ 29,356                   $ 27,688
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
                                 (Unaudited)

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                                 1995                   1994
                                                              ---------              ---------
REVENUES
  Home sales                                                  $ 13,719               $ 15,691
  Interest and other income                                        231                    301
                                                              --------               --------
                                                                13,950                 15,992
                                                              --------               --------
COSTS AND EXPENSES
  Cost of home sales                                            11,827                 13,702
  Selling, general and administrative                            1,593                  1,537
  Interest                                                         210                    274
  Depreciation                                                      21                     20
                                                               -------                -------
                                                                13,651                 15,533
                                                               -------                -------
INCOME BEFORE INCOME TAXES                                         299                    459
PROVISION FOR INCOME TAXES                                          15                  (214)
                                                               -------                -------
NET INCOME                                                         284                    673
RETAINED EARNINGS BEGINNING OF PERIOD                            3,669                  2,514
                                                             ---------               --------
RETAINED EARNINGS END OF PERIOD                              $   3,953               $  3,187
                                                             =========               ========
PER SHARE DATA (Primary and Fully Diluted)
  Net income                                                $      .10                $   .25
                                                             =========              =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary and fully diluted                                  2,724,395              2,724,395
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
                                 (Unaudited)

                                                                     Nine Months Ended December 31,
                                                                     ------------------------------
                                                                      1995                      1994
                                                                  ----------               ------------
REVENUES
  Home sales                                                        $ 42,988                  $ 38,470
  Interest and other income                                              675                       893
                                                                  ----------               -----------
                                                                      43,663                    39,363
                                                                  ----------               -----------
COSTS AND EXPENSES
  Cost of home sales                                                  37,220                    33,121
  Selling, general and administrative                                  4,927                     4,169
  Interest                                                               602                       798
  Depreciation                                                            47                        61
                                                                  ----------                ----------
                                                                      42,796                    38,149
                                                                  ----------                ----------
INCOME BEFORE INCOME TAXES                                               867                     1,214
PROVISION FOR INCOME TAXES                                                50                        76
                                                                  ----------                ----------
NET INCOME                                                               817                     1,138
RETAINED EARNINGS BEGINNING OF PERIOD                                  3,136                     2,049
                                                                  ----------                ----------
RETAINED EARNINGS END OF PERIOD                                    $   3,953                 $   3,187
                                                                  ==========                ==========
PER SHARE DATA (Primary and Fully Diluted)
  Net income                                                      $      .30                $      .42
                                                                  ==========                ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary and fully diluted                                        2,724,395                 2,724,395
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

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                                       Nine Months Ended December 31,
                                                              -------------------------------------------
                                                                  1995                          1994
                                                              ------------                 --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   817                     $ 1,138
  Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                    47                          61
  Changes in operating assets and liabilities
     Increase in receivables                                       (285)                       (568)
     Increase in real estate inventory                           (2,493)                     (2,507)
     Decrease in collateral for bonds payable                       815                         733
     Increase (decrease) in accounts payable and accrued             11                        (144)
liabilities
     Increase (decrease) in customer deposits                        26                         (54)
     Increase in other assets                                       (56)                        (31)
                                                                -------                     -------
Net cash used in operating activities                            (1,118)                     (1,372)
                                                                -------                     -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Property and equipment, net                                       (64)                        (48)
                                                                -------                     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage notes and loans payable                 25,582                      21,243
  Payments of mortgage notes and loans payable                  (23,976)                    (20,367)
  Repayments of bonds payable - finance subsidiaries               (792)                       (680)
                                                                -------                     -------
Net cash provided by financing activities                           814                         196
                                                                -------                     -------

NET DECREASE IN CASH AND EQUIVALENTS                               (368)                     (1,224)
CASH AND EQUIVALENTS BEGINNING OF PERIOD                          1,938                       3,353
                                                                -------                     -------
CASH AND EQUIVALENTS END OF PERIOD                             $  1,570                    $  2,129
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

The Company made partial initial distributions of cash amounting to $3,741,000 and issued 1,931,033 shares of the Company's common stock to the creditors through December 31, 1995. The Company anticipates that the remainder of the initial cash distribution amounting to approximately $450,000 and the remaining 112,263 shares of stock will be distributed to the creditors once certain remaining disputed claims are resolved.

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


NOTE 3 - STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest and income taxes as follows (in thousands):



          Period                            Interest             Income Taxes
-----------------------------------         --------             ------------

Nine months ended December 31, 1995          $ 1,679                  $ 64
Nine months ended December 31, 1994            1,635                    52



NOTE 4 - INTEREST INCLUDED IN COST OF SALES

Interest included in cost of sales is as follows (in thousands):



                Period                       Interest
------------------------------------         --------
Three months ended December 31, 1995         $   357
Nine months ended December 31, 1995            1,061
Three months ended December 31, 1994             314
Nine months ended December 31, 1994              839

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

Condensed financial information is as follows (in thousands):

                      Condensed Balance Sheets


                                    December 31, 1995                   March 31, 1995
                                    -----------------                   ---------------

Assets:
    Collateral for bonds payable          $ 6,805                            $ 7,620
    Other assets                                7                                  9
                                          -------                            -------
                                          $ 6,812                            $ 7,629
                                          =======                            =======

Liabilities and Equity:
    Bonds payable                         $ 6,570                             $ 7,362
    Equity and intercompany advances          242                                 267
                                          -------                             -------
                                          $ 6,812                             $ 7,629
                                          =======                             =======



                     Condensed Statements of Operations

                                                  Nine Months Ended December 31,
                                                 ----------------------------------
                                                     1995                  1994
                                                 -----------           ------------


Revenues                                            $ 548                 $ 763
                                                    =====                 =====
Income before income taxes                         $   16                $   23
                                                    =====                 =====





                                                    Three Months Ended December 31,
                                                   ---------------------------------
                                                        1995              1994
                                                   --------------     --------------

Revenues                                               $ 186              $ 250
                                                       =====              =====
Income before income taxes                            $    4              $   7
                                                      ======              =====


NOTE 6 - COMMITMENTS AND CONTINGENCIES

At December 31, 1995, the Company had commitments to purchase 772 finished building lots at a total purchase price of approximately $27,266,000, over a four year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

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

                                               Three Months Ended                              Nine Months Ended
                                                  December 31,                                   December 31,
                                       ------------------------------------          ---------------------------------------

                                             1995                  1994                    1995                    1994
                                       -------------           ------------          --------------          ---------------
Homes delivered

  Units                                          93                    105                     284                     267

  Home sales revenue                       $ 13,719               $ 15,691                $ 42,988                $ 38,470

  Average sales price                     $   147.5              $   149.4               $   151.4               $   144.1


Homes sold

  Units                                          85                     70                     266                     259

  Sales value                              $ 12,504                $ 9,609                $ 40,042                $ 39,963

  Average sales price                     $   147.1              $   137.3               $   150.5               $   154.3




                                                     December 31,
                                          -----------------------------------
                                              1995                    1994
                                          -------------           -----------
Backlog

  Units                                         103                     103

  Sales value                              $ 18,079                $ 18,974

  Average sales price                     $   175.5               $   184.2



The decrease in home sales revenues for the three months ended December 31, 1995 compared to the three months ended December 31, 1994 results from a combination of a decrease in the number of homes delivered and a decrease in the average sales price of the homes delivered.

The increase in home sales revenues for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 results from a combination of an increase in the number of homes delivered and an increase in the average sales price of the homes delivered.

The number of homes sold during the three months ended December 31, 1995 and the average sales price of the homes sold during that period were both higher when compared with the prior comparable period. The increase in the number of homes sold is due to an increase in the number of homes sold in Metropolitan Washington, D.C., and the increase in the average sales price of the homes sold is attributable to a larger proportion of sales in Metropolitan Washington, D.C., where prices are higher.

The Company realized an increase in the number of homes sold during the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The average sales price of the homes, however, decreased as did the average sales price of the homes in Backlog at December 31, 1995 when compared to December 31, 1994. The increase in the number of homes sold is due primarily to an increase in the number of homes sold in Greater Tampa, Florida. The decrease in the average sales price of the homes sold and in the average sales price of the homes in Backlog is attributable to a larger proportion of sales in Greater Tampa, Florida, where prices are lower, and also to the introduction of a lower priced townhouse product in Metropolitan Washington D.C.

The Backlog at December 31, 1995 and at December 31, 1994 includes $6,142,000 and $3,681,000 of contingent contracts, respectively.


THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                       Three Months Ended December 31,
                                        ---------------------------------------------------------------------------------
                                                       1995                                          1994
                                        -----------------------------------       ---------------------------------------
                                           Dollars                   %                   Dollars                   %
                                        -----------            ------------       --------------------       ------------
Home sales revenues                       $ 13,719                100.0%               $  15,691                100.0%

Cost of home sales                          11,827                  86.2                  13,702                  87.3

Gross profit                                 1,892                  13.8                   1,989                  12.7

Selling, general and administrative          1,593                  11.6                   1,537                   9.8
expenses

Pre-tax profit                                 299                   2.1                     459                   2.9



While gross profit decreased for the three months ended December 31, 1995 compared to the three months ended December 31, 1994, gross profit as a percentage of home sales revenue increased from 12.7% to 13.8%. The decrease in gross profits is due to the decrease in home sales revenue, while the increase in gross profit as a percentage of home sales revenue is due primarily to cost savings on both land and construction which have resulted in improved margins realized on homes sold in Greater Tampa, Florida.

Selling, general and administrative expenses for the three months ended December 31, 1995 increased when compared with the prior comparable period and also increased as a percentage of the related home sales revenue. These increases are due to the opening of new communities and to an increase in the fixed components of selling, general, and administrative expenses.

The change in pre-tax profit for the three months ended December 31, 1995 compared to the three months ended December 31, 1994 is a reflection of the changes in gross profit and in selling, general and administrative expenses described above.

NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1994.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                                     Nine Months Ended December 31,
                                              --------------------------------------------------------------------------------
                                                            1995                                         1994
                                              -----------------------------------          -----------------------------------
                                               Dollars                   %                   Dollars                  %
                                              ------------          -------------          ----------------       ------------
Home sales revenues                              $ 42,988                 100.0%              $  38,470               100.0%

Cost of home sales                                 37,220                   86.6                 33,121                 86.1

Gross profit                                        5,768                   13.4                  5,349                 13.9

Selling, general and administrative                 4,927                   11.5                  4,169                 10.8
expenses

Pre-tax profit                                        867                    2.0                  1,214                  3.2



While gross profit increased for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994, gross profit as a percentage of home sales revenue decreased from 13.9% to 13.4%. This percentage decrease results primarily from comparative increases in developed lot costs as well as increases in other construction costs. These cost increases could not be recouped through higher sales prices due to strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the nine months ended December 31, 1995 increased when compared with the prior comparable period and also increased as a percentage of the related home sales revenue. These increases are due to the increase in sales and are also due to an increase in the fixed components of selling, general, and administrative expenses.

The change in pre-tax profit for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 is a reflection of the changes in gross profit and in selling, general and administrative expenses described above.

Uncertain local economic conditions in the areas where the Company operates have adversely affected sales of new homes and the level of gross profit. The Company is unable to predict the extent to which such factors will continue to adversely affect the Company's operations in the future.

INTEREST AND OTHER INCOME

Interest and other income includes $548,000 and $763,000 and interest expense includes $522,000 and $721,000 for the nine months ended December 31, 1995 and for the nine months ended December 31, 1994, respectively, from wholly-owned finance subsidiaries established to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

LIQUIDITY AND CAPITAL RESOURCES

The Company, through its subsidiaries, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations limit the portion of each home that can be financed to approximately 75% of its value. Since the Company uses its own capital resources to fund those costs that cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently, and expects to continue to be, highly leveraged.

The Company's subsidiaries currently have financing agreements in the aggregate amount of $31,450,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from March 1996 to October 1998), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has personally guaranteed certain of these obligations up to a maximum aggregate principal amount of $19,500,000, of which $3,548,000 was outstanding at December 31, 1995.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of those lots over a substantial period of time roughly coinciding with the estimated time required for the sale of the homes on those lots. At December 31, 1995, the Company had commitments to purchase 772 finished building lots at a total purchase price of approximately $27,266,000 over a four year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

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

The Plan does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further prohibits the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any monies to any other party except in the ordinary course of business. These restrictions are effective until August 12, 1998 and by their nature require the Company's subsidiaries to be self sufficient. From time to time, a subsidiary of the Company makes a purchase of developed land from or on behalf of another and later resells that land to the latter on terms that will assure that the accommodation purchaser recovers its costs plus reasonable compensation for having made the purchase. While such transactions can affect temporarily the cash flow of each of the participating subsidiaries, they do not impact the overall cash flow of the Company. The Plan further provides for the payment of distributions to the creditors equal to 50 percent of cash flows (as defined in the Plan), if any, generated by the Company's subsidiaries for the periods ending June 30, 1993 through June 30, 1998. Any such payment of 50 percent of the cash flow would be funded from the cash flow generated. Despite these requirements and restrictions, management believes that the Company and each of its subsidiaries currently have adequate liquidity to meet their financial obligations. However, there is no assurance that these requirements and restrictions will not have an impact on the future liquidity of the Company or its subsidiaries.


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




                           INTERNATIONAL AMERICAN HOMES, INC.




Date:    FEBRUARY 14, 1996        By:  /S/ ROBERT J. SUAREZ
                                      -------------------------
                                      Robert J. Suarez
                                      President



Date:   FEBRUARY 14, 1996        By:  /S/ MICHAEL P. VILLA
                                      -------------------------
                                      Michael P. Villa
                                      Vice President, Treasurer, and
                                      Chief Financial Officer