Form 10-K
period 1996-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1996-06-28
CIK 760678

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

              For the Fiscal Year Ended March 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

As of June 1, 1996, the number of shares outstanding of the registrant's common stock, $.01 par value, was 2,724,395. As of June 1, 1996 the aggregate market value of the registrant's common stock held by non-affiliates was $2,646,143.

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

Applicable portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

                  INTERNATIONAL AMERICAN HOMES, INC.
                          AND SUBSIDIARIES

                             FORM 10-K

                               Index
                                                                          Page

Part I.

  Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
  Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .7
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .7

Part II.

  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . .  8
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  9
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . 11
  Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . 16
  Item 9.  Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . . . . . . 16

Part III.

  Item 10. Directors and Executive Officers of the Registrant  . . . . . . . 17
  Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 17
  Item 12. Security Ownership by Certain Beneficial Owners and Management. . 17
  Item 13. Certain Relationships and Related Transactions  . . . . . . . . . 17

Part IV.

  Item 14. Exhibits, Financial Statements, Schedules, and Reports on
                 Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                                   PART I

Item 1. Business


General Description

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiaries, Porten Sullivan Corporation and Suarez Housing Corporation, designs, builds, and sells single-family homes and townhomes and develops finished building lots, primarily in middle income communities. The Company currently conducts its building and developing activities in suburban residential areas in the Maryland and Virginia suburbs of Metropolitan Washington, D.C. and in Greater Tampa and Martin County, Florida.

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). Pursuant to the Plan, the Company has completed the initial distribution to creditors by paying $4,149,000 in cash and by issuing 2,043,296 shares of the Company's common stock to the creditors through March 31, 1996. See Note 1, "The Company" and Note 7, "Commitments and Contingencies" to Notes to
Consolidated Financial Statements of the Company appearing elsewhere in this report.

Financing Arrangements

The Company, through its subsidiaries, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and undeveloped land and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations limit the portion of each home that can be financed to approximately 75% of its value. Since the Company uses its own capital resources to fund those costs that cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently, and expects to continue to be, highly leveraged. All of the Company's financing arrangements are secured by the related real estate inventory.

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

Markets

During the three fiscal years ended March 31, 1996, the Company built and sold 979 homes realizing $140,686,000 in revenues. The following tables summarize, by market area, the Company's sales revenues and number of homes delivered, respectively, for its last three fiscal years.

                              Home Sales Revenue
                            (Dollars in thousands)


                                       Year Ended March 31,


                                    1996             1995             1994

    Market Area

Metropolitan Washington, D.C.       $ 23,657       $ 19,559          $  8,419

Greater Tampa, Florida                32,326         30,788            25,937


  Total                             $ 55,983       $ 50,347          $ 34,356



                           Number of Homes Delivered


                                       Year Ended March 31,


                                    1996             1995             1994

     Market Area


Metropolitan Washington, D.C.          112             87               40

Greater Tampa, Florida                 257            254              229


   Total                               369            341              269



The Company is currently offering single-family homes and townhomes in 14 communities at prices ranging from $91,000 to $275,000. Purchasers of the Company's homes include both entry-level and move-up buyers. The average sales price of the homes settled in the year ended March 31, 1996 was $152,000.


Land Acquisition and Development

The Company generally acquires finished building lots under contracts which spread the acquisition of those lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At March 31, 1996 the Company had commitments to purchase 694 finished building lots at a total purchase price of approximately $24,989,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At March 31, 1996, the Company had developed 30 of those lots into finished building lots and had begun construction of homes on some of those lots. The Company is not engaged in any other land development activities.

Subcontractors and Suppliers

The Company constructs homes utilizing subcontractors who operate under the supervision of the Company's staff. The subcontracts are generally fixed-price, short-term agreements. Building materials and subcontractors are readily available in the areas where the Company constructs its homes. Although the Company believes that no relationship with any particular supplier or subcontractor is material to its operations, the Company purchases substantially all of its requirements for lumber and certain other building material products for the homes that it builds in Greater Tampa, Florida from one supplier. The Company does not believe that this relationship results in any significant risk to the Company.


Warranties

The Company provides warranties to all of its customers. The Company provides a written ten-year warranty through independent warranty programs which insure performance by the Company. The warranties cover major structural defects for ten years, limited structural and mechanical defects for one to two years, and all defects for one year.


Seasonal Nature of Business

Due to its geographic and product mix, the Company's operations taken as a whole are not seasonal in nature.


Backlog

As of March 31, 1996 and 1995, the Company had a backlog of signed contracts for 142 homes with aggregate sales prices of $25,138,000 (including $8,460,000 of contingent contracts) and 121 homes with aggregate sales prices of $21,025,000 (including $3,353,000 of contingent contracts), respectively. The Company anticipates that substantially all the homes in backlog at March 31, 1996 will be delivered by December 31, 1996.


Sales and Marketing

The Company generally sells its homes through its own sales personnel who work in on-site model homes. Sales personnel are compensated through a combination of salary and commission. A significant portion of those sales are initiated by independent real estate brokers who are compensated on a commission basis.

The Company advertises in local and regional newspapers and publications and provides prospective purchasers with illustrated brochures and floor plans. The Company's customers may select custom options to be incorporated into their homes at additional cost.

The Company requires a cash deposit from purchasers at the time a contract of sale is executed. Such deposits are held in trust, escrow, or segregated bank accounts. Purchasers are permitted to cancel their contract and receive a refund of their deposit under certain limited circumstances including their inability to obtain permanent mortgage financing or to sell their existing home. For the years ended March 31, 1996, 1995 and 1994, the Company experienced cancellation rates of 19%, 29%, and 22%, respectively.

Although the Company attempts to limit its inventory of unsold homes, it may commence construction of homes prior to obtaining sales contracts. The Company frequently discounts the purchase price of homes or provides various options and other sales incentives to purchasers.


Customer Financing

The Company assists customers in arranging permanent mortgage financing by providing information regarding potential mortgage lenders. There currently is an adequate supply of competitively priced permanent mortgages available from unrelated sources to satisfy the needs of homebuyers.

Prior to 1987, the Company originated mortgages (secured by the homes it built and sold) for certain of its subsidiaries through its wholly-owned mortgage subsidiaries and assembled them into pools against which collateralized mortgage obligation bonds were issued or such mortgages were sold in the open market. Most of such mortgage loan repayments are insured by the U.S. Department of Housing and Urban Development or the Federal Housing Administration ("FHA"), or guaranteed by the Veterans' Administration ("VA").

The Company receives in cash, at closing, the full sales price for its homes, less any financing subsidies, deposits, closing costs, and loan repayments.


Competition

The homebuilding industry is highly competitive and fragmented. The Company competes in the geographic areas in which it operates with numerous residential construction companies ranging from small local builders to large regional and national builders. The Company's competitors include:
Pulte  Corporation,  U.S.  Home  Corporation,  Lennar  Corporation,  M.D.C.
Holdings, Inc., NVR, Inc., and Washington Homes, Inc. The national builders and many of the local and regional companies have higher sales and greater financial resources than the Company. The Company considers all homes, whether offered for sale or rent (including apartment and condominium housing), to be competitive with its homes in each locality where the Company operates. The Company competes primarily on the basis of quality, location, price, design, and reputation in each local market.

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


Employees

The Company employed 61 persons as of March 31, 1996 of whom 4 were executive officers, 20 were sales personnel, 14 were administrative and clerical personnel, and 23 were involved in construction and supervision of construction. The Company believes its employee relations are satisfactory.



Item 2.         Properties

As of March 31, 1996, the Company occupied leased office facilities in Lanham, Maryland and in Tampa, Florida totaling approximately 8,420 square feet. See Note 8 to Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.



Item 3.         Legal Proceedings

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization").

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

The following table sets forth the range of high and low bid prices, as adjusted for the Reverse Stock Split, for the periods indicated as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).


                                               High        Low


                  Calendar Year 1994

                    Second Quarter           $ 1.90      $  .40

                    Third Quarter              1.20         .20

                    Fourth Quarter              .80         .20

                  Calendar Year 1995

                    First Quarter              1.40         .35

                    Second Quarter             1.75        1.50

                    Third Quarter              1.88         .25

                    Fourth Quarter              .88         .31

                  Calendar Year 1996

                    First Quarter              1.00         .38



As of June 1, 1996, there were 2,681 stockholders of record.

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

Item 6.         Selected Financial Data


            Selected Consolidated Statements of Operations (1)
                        (Dollars in thousands)


                        Year Ended March 31,

                                                                  Period          /         Period
                                                               August 13, 1992    /       April 1, 1992       Year Ended
                                                                  through         /         through         March 31, 1992
                          1996         1995         1994      March 31, 1993      /      August 12, 1992
                        ---------    ---------    --------       ---------                  --------           ---------

Revenues:

Home sales                $ 55,983    $ 50,347      $ 34,356      $ 19,618                  $ 11,569           $ 24,795

Land sales                    -           -             -               28                        32              2,872

Interest and other
income                         792         878         1,277         1,116                       949              2,520
                         ---------   ---------      --------     ---------                  --------          ---------

                            56,775      51,225        35,633        20,762                    12,550             30,187
                         ---------   ---------      --------     ---------                  --------          ---------
Costs and expenses:

Cost of home sales          48,425      43,455        28,814        16,476                     9,898             21,555

Cost of land sales               -          -             -              28                       33              2,779

Net charge to write down
real estate inventory,
receivables, investments
in and advances to
unconsolidated
partnerships, and adjust
lease expense                    -          -             -               -                      240              3,017

Selling, general and
administrative               6,541        5,673         4,560         2,252                    1,973              5,555

Interest                       747          857         1,239         1,077                      647              2,220

Depreciation and
amortization                    59           81            64            25                       11                 81
                         ---------    ---------      --------     ---------                   --------         ---------
                            55,772       50,066        34,677        19,858                   12,802             35,207
                         ---------    ---------      --------     ---------                   --------         ---------
Income (loss) before
income taxes and
extraordinary item           1,003        1,159           956            904                    (252)            (5,020)
                         ---------       ---------     --------      ---------                  --------         ---------

Provision (Benefit) for
income taxes                    60           72          (124)         (65)                      (18)            (1,344)
                          --------       ---------     --------      ---------                  --------         ---------
Income (loss) before
extraordinary item             943        1,087         1,080           969                     (234)            (3,676)

Extraordinary item:


Effect of Plan of
Reorganization                   -             -             -            -                    16,303               -
                         ---------       ---------     --------      ---------                 --------         ---------
Net income (loss)         $    943       $1,087       $ 1,080        $  969                  $ 16,069         $  (3,676)
                         =========       =========     ========      =========                 ========         =========


            Selected Consolidated Statements of Operations (1)



                        Year Ended March 31,

                                                                  Period          /         Period
                                                               August 13, 1992    /       April 1, 1992       Year Ended
                                                                  through         /         through         March 31, 1992
                          1996         1995         1994      March 31, 1993      /      August 12, 1992
                       ----------    ---------    --------       ---------                  --------           ---------

Per Common Share:

Income (loss) before
extraordinary item        $  .35          $  .40      $  .40         $  .36                 $   (.34)            $ (5.39)

Extraordinary item:


Effect of Plan of
Reorganization                -              -           -              -                      23.93                  -
                      ----------       ---------     --------      ---------                   --------         ---------
Net income (loss)         $  .35          $  .40       $  .40         $  .36                 $ 23.59             $ (5.39)
                      ==========       =========     ========      =========                   ========         =========

Weighted average
number of shares
used in earnings
per share data,
as adjusted for
the Reverse Stock
Split                  2,724,395       2,724,395    2,724,395      2,724,395                   681,099           681,587

                       =========       =========    =========      ==========                  ========          =========

                Selected Consolidated Balance Sheet Data (1)
                           (Dollars in thousands)


                                March 31, 1996  March 31, 1995  March 31, 1994  March 31, 1993  August 12, 1992   March 31, 1992

Receivables                       $  1,223         $  444           $  431           $  445          $  204          $  4,508

Collateral for bonds payable         5,871          7,620            9,666           14,170          17,037            18,968

Real estate inventory               21,860         16,997           11,177            9,143           8,890            19,669

Total assets                        31,527         27,668           25,395           28,082          34,090            49,436

Mortgage notes and loans payable    13,814          9,724            6,116            6,003           6,973            20,247

Bonds payable                        5,660          7,362            9,337           13,699          16,493            18,434

Total liabilities                   25,073         22,177           20,971           24,738          31,715            62,354

Stockholders' equity (deficit)       6,454          5,511            4,424            3,344           2,375           (12,918)


(1) In conjunction with the reorganization, the Company adopted fresh start reporting pursuant to which all assets and assumed liabilities are restated to reflect their reorganization value which approximates their fair value at the date of reorganization. Accordingly, the Selected Consolidated Statements of Operations for the period August 13, 1992 through March 31, 1996 and the Selected Consolidated Balance Sheet Data as of August 12, 1992, March 31, 1993, March 31, 1994, March 31, 1995, and
March 31, 1996 are not comparable to the related statements for any prior period and as of any prior date.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company, through its subsidiaries, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations generally limit the portion of each home that can be financed to approximately 75% of its value. Since the Company must use its own capital resources to fund those costs that cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently, and expects to continue to be, highly leveraged.

The Company's subsidiaries currently have financing agreements in the aggregate amount of $34,450,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from June 1996 to October 1998), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has personally guaranteed certain of these obligations in the aggregate maximum amount of
$14,500,000, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1996, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $5,516,000.

The Company generally acquires finished building lots under contracts which spread the acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of homes on those lots. At March 31, 1996, the Company had commitments to purchase 694 finished building lots at a total purchase price of approximately $24,989,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At March 31, 1996, the Company had developed 30 of those lots into finished building lots. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short-term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing markets in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots will also affect the Company's long-term liquidity. Management believes that the Company currently has adequate financing and liquidity to meet its financial obligations and will be able to fund the acquisition and construction of inventory to support modest growth. However, there is no assurance that such financing will be available to the Company in the future.

The Plan does not permit the subsidiaries of the Company to pay any dividends to the Company. The Plan further prohibits the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any money to any other party except in the ordinary course of business. These restrictions are effective until August 12, 1998 and by their nature require the Company's subsidiaries to be self-sufficient. From time to time, a subsidiary of the Company makes a purchase of land or finished building lots from or on behalf of another subsidiary and later resells that land to the latter on terms that will assure that the accommodation purchaser recovers its costs. While such transactions can temporarily affect the cash flow of each of the participating subsidiaries, they do not impact the overall cash flow of the Company. The Plan further provides for the payment of distributions to the creditors equal to 50 percent of cash flows (as defined in the Plan), if any, generated by the Company's subsidiaries for the periods ending June 30, 1993 through June 30, 1998. Any such payment of 50 percent of the cash flow would be funded from the cash flow generated. Despite these requirements and restrictions, management believes that the Company and each of its subsidiaries currently have adequate liquidity to meet their financial obligations. However, there is no assurance that these requirements and restrictions will not have an impact on the future liquidity of the Company or its subsidiaries.

Results of Operations

The  following tables sets forth certain information with respect to  homes
delivered   and  homes  sold  during  the  periods  presented  (dollars  in thousands).


                                          Year Ended March 31,

                                  1996            1995           1994

Homes delivered

   Units                          369             341            269

   Home sales revenue       $  55,983        $ 50,347      $  34,356

   Average sales price      $   151.7        $  147.6      $   127.7

Homes sold

   Units                          390              351            305

   Sales value               $ 60,096         $ 53,891       $ 41,927

   Average sales price       $  154.0         $  153.5       $  137.5


The increase in home sales revenues for the year ended March 31, 1996 compared to the year ended March 31, 1995 and the increase in home sales revenues for the year ended March 31, 1995 compared to the year ended March 31, 1994 both result from a combination of an increase in the number of units delivered and an increase in the average sales price of the units delivered. The increases in the number of units delivered are due to opening new communities, primarily in Metropolitan Washington, D.C. The increases in the average price of the units delivered are due primarily to increased sales prices in Greater Tampa, Florida and a greater percentage of deliveries in Metropolitan Washington, D.C. where the average sales price is higher than in Greater Tampa, Florida.

The Company realized an increase in the number of homes sold during the year ended March 31, 1996 compared to the year ended March 31, 1995 and an increase during the year ended March 31, 1995 compared to the year ended March 31, 1994. These increases are attributable to an increase in the number of communities in which the Company builds homes and a greater number of sales in each community.

The increase in the average sales price of the homes sold during the year ended March 31, 1996 compared with the prior year is attributable to higher sales prices in Greater Tampa, Florida which were partially offset by lower prices in Metropolitan Washington, D.C., where the average sales price decreased due to the introduction of a lower priced townhome product. The increase in the average sales price of the homes sold during the year ended March 31, 1995 compared with the prior year is due primarily to increased sales prices in Greater Tampa, Florida and a greater percentage of sales in Metropolitan Washington, D.C. where the average sales price is higher than in Greater Tampa, Florida.

The following tables sets forth certain information with respect to homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands).


                                                  March 31,

                                        1996         1995          1994

Backlog

   Units                                 142          121           111

   Sales value                      $ 25,138     $ 21,025      $ 17,481

   Average sales price              $  177.0     $  173.8      $  157.5



The Backlog at March 31, 1996, 1995 and 1994 includes $8,460,000, $3,353,000, and $3,128,000 of contingent contracts, respectively.

From March 31, 1994 to March 31, 1996, the Company realized an increase in both the number of its backlog of sales contracts and the average sales price of those contracts. The increases are attributable to a greater number of communities in which the Company builds homes, a greater percentage of backlog from Metropolitan Washington, D.C., where the average sales price is substantially higher than in Greater Tampa, Florida, and higher sales prices in Greater Tampa, Florida.

Year Ended March 31, 1996 Compared to the Year Ended March 31, 1995.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).


                                        Year Ended March 31,

                                 1996                        1995

                        Dollars           %          Dollars         %

Home sales revenues       $ 55,983         100.0         $ 50,347    100.0

Cost of home sales          48,425          86.5           43,455     86.3

Gross profit                 7,558          13.5            6,892     13.7

Selling, general and
administrative expenses      6,541          11.7            5,673     11.3

Pre-tax profit               1,003           1.8            1,159      2.3



While gross profit increased for the year ended March 31, 1996 compared to the year ended March 31, 1995, gross profit as a percentage of home sales revenue decreased from 13.7% to 13.5%. This percentage decrease results primarily from the comparative increase in developed lot costs from period to period as well as increases in other construction costs. These cost increases could not be recouped through higher sales prices due to strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the year ended March 31, 1996 increased when compared with the prior comparable period and increased as a percentage of the related home sales revenue. These increases are due to the increase in sales and are also due to an increase in the fixed components of selling, general and administrative expenses.

The change in pre-tax profit for the year ended March 31, 1996 compared to the year ended March 31, 1995 is a reflection of the changes in gross profit and in selling, general, and administrative expenses.

Uncertain local economic conditions in the areas where the Company operates have adversely affected sales of new homes and the level of gross profit. The Company is unable to predict the extent to which such factors will continue to adversely affect the Company's operations in the future.

See "Fresh Start Reporting" appearing under Note 2, "Summary of Significant Accounting Policies" to Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

Interest and Other Income

Interest and other income includes $647,000 and $791,000 and interest expense includes $623,000 and $752,000 for the years ended March 31, 1996 and March 31, 1995, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

Income Taxes

The provisions for income taxes for the years ended March 31, 1996 and 1995 of $60,000 and $72,000, respectively, are for state income taxes and were provided for at the statutory rates. Provisions for federal income taxes were not required for the years ended March 31, 1996 and 1995 due to the utilization of loss carryforwards, however, the Company expects to incur federal income tax liability at statutory rates in the future


Year Ended March 31, 1995 Compared to the Year Ended March 31, 1994.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).


                                        Year Ended March 31,

                                 1995                         1994

                        Dollars           %           Dollars           %


Home sales revenues        $ 50,347       100.0            $ 34,356     100.0

Cost of home sales           43,455        86.3              28,764      83.7

Gross profit                  6,892        13.7               5,592      16.3

Selling, general and
administrative expenses       5,673        11.3               4,560      13.3

Pre-tax profit                1,159         2.3                 956       2.8


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

See "Fresh Start Reporting" appearing under Note 2, "Summary of Significant Accounting Policies" to Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

Interest and Other Income

Interest and other income includes $791,000 and $1,119,000 and interest expense includes $752,000 and $1,032,000 for the years ended March 31, 1995 and March 31, 1994, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

Income Taxes

The provision for income taxes for the year ended March 31, 1995 of $72,000 is for state income taxes and was provided for at the statutory rates. A provision for federal income taxes was not required for the year ended March 31, 1995.

The benefit for income taxes for the year ended March 31, 1994 of $124,000 includes federal income taxes of $66,000 and state income taxes of $88,000, offset by $278,000 in state income tax refunds which were received during the year ended March 31, 1994.


Inflation and Business Cycles

        General economic conditions in the United States, and particularly the impact of inflation, availability of funds, and other factors on interest rates, affect both the Company's sales and its costs. Inflation can have a long-term impact on the Company because increasing costs of land, materials, and labor result in higher sales prices of its homes. In addition, increases in interest rates on permanent mortgages generally result in reduced sales rates. The Company's business is also affected by local economic conditions, such as unemployment rates and housing demand in the markets in which it builds homes. Homebuilding is a cyclical industry in which economic conditions have a substantial impact on operating performance.



Item 8.         Financial Statements and Supplementary Data

The information required under this item is incorporated herein by reference to the information provided at Pages F-1 through F-16 of this report.



Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


Item 11.        Executive Compensation

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


Item 12.        Security  Ownership  by  Certain  Beneficial   Owners   and
Management

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.


Item 13.        Certain Relationships and Related Transactions

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

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

  Report of Independent Public Accountants . . . . . . . . . . F-1

  Consolidated Balance Sheets as of March 31, 1996 and
  1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

  Consolidated Statements of Operations for the three years
  ended March 31, 1996. .  . . . . . . . . . . . . . . . . . . F-4

  Consolidated Statements of Changes in Stockholders'
  Equity for three the years ended March 31, 1996. . . . . . . F-5

  Consolidated Statements of Cash Flows for the three years
  ended March 31, 1996. .  . . . . . . . . . . . . . . . . . . F-6

  Notes to Consolidated Financial Statements . . . . . . . . . F-7


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1996.

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

3.1(b)      Certificate of Amendment to the Restated
            Certificate of Incorporation of Registrant dated
            September 8, 1994 (incorporated by reference to Exhibit 3.1(b) to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

3.1(c)      Certificate of Amendment to the Restated
            Certificate of Incorporation of Registrant dated
            May 22, 1995 (incorporated by reference to Exhibit
            3.1(c) to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

3.2         By-laws of Registrant (incorporated by reference to Exhibit
            3.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

10.1        Key Employee Agreement dated August 12, 1992 of Robert J.
            Suarez (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended
            March 31, 1993).

10.2        Non-Qualified Stock Option Agreement dated August 12,
            1992 between Robert J. Suarez and the Registrant
            (incorporated by reference to Exhibit 10.19 to Annual
            Report on Form 10-K for the fiscal year ended March 31,
            1993).

10.3 Guaranty dated as of January 20, 1993 by Robert J. Suarez to First Florida Bank, N.A. (incorporated by reference to
            Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.4 Indemnity Agreement dated as of January 20, 1993 by Suarez Housing Corporation, the Registrant, and Robert J. Suarez to and for the benefit of First Florida Bank, N.A. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended March 31,
            1993).

10.5 Mortgage Modification Agreement dated as of October 7, 1994 by and between Barnett Bank of Tampa and Suarez Housing Corporation (incorporated by reference to Exhibit
            10.6 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.6 Consulting Agreement dated as of November 1, 1993 between Peter Davis and the Registrant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1993).

10.7 Amended and Restated Master Loan dated as of November 17, 1995 between Nations Bank of Florida, N.A. and Suarez Housing Corporation (filed herewith).

10.8 Second Amendment to Amended and Restated Loan Agreement and Partial Release of Guaranty Agreement dated as of October 30, 1995 by and between Barnett Bank of Tampa and Suarez Housing Corporation (filed herewith).

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

Date: June 28, 1996                  INTERNATIONAL AMERICAN HOMES, INC.

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

       Signature                     Title                       Date




/s/ Robert J. Suarez          Chairman of the Board of
- --------------------          Directors and President        June 28, 1996
Robert J. Suarez


/s/ Kenneth W. Carlson
- -----------------------
Kenneth W. Carlson            Vice President and Director    June 28, 1996


/s/ William D. Aiken
- -----------------------
William D. Aiken              Director                       June 28, 1996


/s/ Dionel Cotanda
 -----------------------
Dionel Cotanda                Director                       June 28, 1996


/s/ Peter A. Davis
- -----------------------
Peter A. Davis                Director                       June 28, 1996


/s/ Robert E. Everett
- -----------------------
Robert E. Everett             Director                       June 28, 1996


/s/ Brian Gibney
- -----------------------
Brian Gibney                  Director                       June 28, 1996


/s/ Jeffrey D. Prol
- -----------------------
Jeffrey D. Prol               Director                       June 28, 1996

                            ARTHUR ANDERSEN LLP

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To International American Homes, Inc.:


We have audited the accompanying consolidated balance sheets of International American Homes, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three years ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International American Homes, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the three years ended March 31, 1996, in conformity with generally accepted accounting principles.



                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP


Roseland, New Jersey
May 31, 1996

Item 14(a)      Financial Statements


                     INTERNATIONAL AMERICAN HOMES, INC.
                            AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


                                 ASSETS


                                             March 31,         March 31,
                                               1996              1995

CASH AND CASH EQUIVALENTS - including $550
  and $457 restricted, respectively          $   1,764         $   1,938

RECEIVABLES                                      1,223               444

REAL ESTATE INVENTORY                           21,860            16,997

COLLATERAL FOR BONDS PAYABLE                     5,871             7,620

PROPERTY AND EQUIPMENT - less accumulated
  depreciation  of  $223  and $164,
  respectively                                     172               106

OTHER ASSETS                                       637               583
                                             ---------          ---------

   TOTAL ASSETS                              $  31,527          $ 27,688
                                             =========          =========




The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     INTERNATIONAL AMERICAN HOMES, INC.
                           AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,          March 31,
                                                1996               1995



MORTGAGE NOTES AND LOANS PAYABLE

  Acquisition and construction loans payable   $ 13,785              $  9,664

  Other secured notes payable                        29                    60
                                                --------            ---------

                                                 13,814                 9,724

BONDS PAYABLE                                     5,660                 7,362

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          5,362                 4,908

CUSTOMER DEPOSITS                                   237                   183
                                                --------             ---------

  Total Liabilities                              25,073                22,177
                                                --------             ---------


STOCKHOLDERS' EQUITY

PREFERRED STOCK - $.01 par value, 4,000,000
  shares authorized, none issued                    -                     -

COMMON  STOCK  - $.01 par value, 10,000,000
  shares authorized, 2,894,343 shares issued        29                    29

ADDITIONAL PAID-IN CAPITAL                       2,348                 2,348

RETAINED EARNINGS                                4,079                 3,136

TREASURY STOCK, 169,948 shares                      (2)                   (2)
                                                 ---------            --------
   Total Stockholders' Equity                    6,454                 5,511
                                                 ---------            ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 31,527              $ 27,688
                                                 =========            =========



      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     INTERNATIONAL AMERICAN HOMES, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share amounts)


                                                 Year Ended March 31,

                                          1996            1995           1994


REVENUES
  Home sales                              $ 55,983      $ 50,347       $ 34,356

  Interest and other income                    792           878          1,277
                                         ---------      --------       ---------

                                            56,775        51,225         35,633
                                         ---------      --------       --------
EXPENSES

  Cost of home sales                        48,425        43,455         28,814

  Selling, general and administrative        6,541         5,673          4,560

  Interest                                     747           857          1,239

  Depreciation                                  59            81             64
                                         ---------      --------        --------

                                            55,772        50,066         34,677
                                         ---------      --------        --------

INCOME BEFORE INCOME TAXES                   1,003         1,159            956

(PROVISION) BENEFIT FOR INCOME TAXES           (60)          (72)           124
                                         ---------      --------        -------

NET INCOME                               $     943      $  1,087        $ 1,080
                                         =========      ========        ========
PER SHARE DATA (as adjusted for the
  Reverse Stock Split)

  Net income                             $     .35       $   .40         $ .40
                                         =========      ========        =======


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (as adjusted for the
Reverse Stock Split)                     2,724,395     2,724,395      2,724,395
                                         =========     =========      =========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                           STOCKHOLDERS' EQUITY
                          (Dollars in thousands)

                        Common Stock
                ----------------------------

                               Shares                        Additional
                              Issued and       Amount         Paid-In          Retained         Treasury          Total
                              Outstanding                     Capital          Earnings           Stock
                            -------------     --------       ----------       ---------       -----------       ---------

Balance, March 31, 1993       27,243,948       $ 289          $ 2,103          $   969           $ (17)          $ 3,344

   Net income                        -            -               -              1,080              -              1,080

Balance, March 31, 1994       27,243,948         289            2,103            2,049             (17)            4,424

   Reverse stock split       (24,519,553)       (260)             245               -               15                -

   Net income                        -             -               -             1,087               -             1,087

Balance, March 31, 1995        2,724,395          29            2,348            3,136              (2)            5,511

   Net income                        -             -               -               943               -               943

Balance, March 31, 1996        2,724,395        $ 29          $ 2,348          $ 4,079            $ (2)          $ 6,454
                             ===========       =======        ==========      ========          ========         ========



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTERNATIONAL AMERICAN HOMES, INC.
                             AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)


                                              Year Ended March 31,

                                           1996           1995          1994

Cash flows from operating activities:

        Net income                       $     943       $ 1,087       $ 1,080

        Adjustments to reconcile net
        income to net cash (used in)
        provided by operating activities:

        Depreciation                            59            81            64

        Deferred income taxes                   -              -            (3)

        Changes in operating assets and
        liabilities:

         (Increase) decrease in restricted
         cash                                  (93)        1,075           204

         (Increase) decrease in receivables   (779)          (13)           14

          Increase in real estate inventory (4,863)       (5,820)       (2,084)

          Decrease in collateral for bonds
          payable                            1,749         2,046         4,504

          Increase (decrease) in accounts
          payable and accrued liabilities      454          (411)          444

          Increase (decrease) in customer
          deposits                              54           (16)           41

          Other                                (54)           65          (177)
                                            -------       --------        -----
Net cash (used in) provided by operating
activities                                  (2,530)       (1,906)         4,087
                                            -------       ---------       -----


Cash flows from investing activities:

        Property and equipment, net           (127)         (67)           (85)
                                            -------       ---------       -----

Cash flows from financing activities:


        Proceeds from mortgage notes
        and loans payable                   35,466        30,521         18,895

        Payments of mortgage notes
        and loans payable                  (31,374)      (26,913)       (18,782)

        Repayments of bonds payable
        - finance subsidiaries              (1,702)      (1,975)         (4,362)
                                           --------      -------           ----
Net cash provided by (used in)
financing activities                         2,390         1,633         (4,249)
                                           -------        -------          ----
Net decrease in cash and cash
equivalents                                   (267)         (340)          (247)

Cash and cash equivalents at
beginning of period                          1,481          1,821          2,068
                                           -------         -------        -----
Cash and cash equivalents at end
of period                                  $ 1,214        $ 1,481        $1,821
                                           =======        =======        =======


Supplemental disclosures of cash flow
information:


   Cash paid (recovered) during the
   year for:

     Interest                              $ 1,860       $ 1,591        $ 1,438
                                           =======     =========        =======
     Income taxes                          $    64        $    67        $ (239)
                                           =======      =========        =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 1996 AND 1995


NOTE 1 - THE COMPANY

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiaries, designs, builds, and sells single-family homes and townhomes and develops building lots. The Company currently conducts its building activities in Metropolitan Washington, D.C. and Florida.

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization").

Pursuant to the Plan, the Company made cash distributions to creditors of $4,149,000 through March 31, 1996, of which $408,000 was made during the year ended March 31, 1996. In addition, the Company issued 2,043,296 shares of the Company's common stock to the creditors of which 112,263 shares were issued during the year ended March 31, 1996. The issuance of the stock to the creditors resulted in the dilution of existing shareholders to 25 percent of the common stock outstanding.. (See Note 7).

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

Real Estate Inventory

Real estate inventory is carried at the lower of cost or net realizable value. Net realizable value is defined as the estimated proceeds upon disposition less all future costs to complete and expected costs to sell. Construction costs are accumulated during the period of construction and charged to
cost of sales under specific identification methods.   Land  and
land development costs are charged to cost of sales under specific identification methods or are amortized to cost of sales based upon the number of homes to be constructed in each community.

Interest costs related to projects in progress are capitalized during the construction period and charged to cost of sales as the related inventories are sold (see Note 5).

Land option costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations to the extent of any unrecoverable amount when the Company determines it will not exercise the option.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, mortgage notes and loans payable, accounts payable and accrued liabilities, and customer deposits approximate fair value due to the short maturities of these instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation

Depreciation is computed on the straight-line method for all depreciable assets. Estimated useful lives range from two to five years. Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over the estimated useful life.

Per Share Data

Net income per share is based upon the weighted average number of common shares outstanding during each period, as adjusted for the Reverse Stock Split. Primary and fully diluted earnings per share data is not presented as the effect of common stock equivalents is not material.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" SFAS No.
121.    This  statement  established  financial  and
accounting  reporting
standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements with fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company plans to adopt SFAS 121 during fiscal year 1997 and has concluded that the impact of this statement to its financial statements is not material.

Fresh Start Reporting

The American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance provided by SOP 90-7, the Company adopted fresh start reporting as of August 12, 1992 and all assets and liabilities are restated to reflect their reorganization value which approximates their fair value at the date of reorganization. Due to these adjustments combined with adjustments to write down real estate inventory which were recorded in prior periods, cost of home sales was $0, $266,000, and $885,000 lower for the years ended March 31, 1996, 1995 and 1994, respectively, than it would have been had it been based on previously recorded cost.

Reclassifications

Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the current year presentation.


NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):


                                          March 31, 1996        March 31, 1995
                                          --------------        --------------

Accumulated costs of construction
completed and in progress                    $   9,595            $   9,121

Land and land development costs                 11,504                6,833

Land options and deposits                          761                1,043
                                             ---------            ---------
                                              $ 21,860             $ 16,997
                                             =========            =========


From time to time as part of the normal operations of the business, the subsidiaries of the Company have bought lots or land which the other subsidiary of the Company was obligated to buy from a third party seller or which the other subsidiary of the Company owned. Such transactions were at prices approximating fair market value and were not significant.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):


                                        March 31, 1996          March 31, 1995
                                        --------------          --------------

Accounts payable - trade                   $ 2,185                 $ 2,033

Accrued liabilities                          1,855                   1,553

Accrued estimated future cash
distribution to creditors                    1,322                   1,322
                                           ----------             ----------
                                           $ 5,362                 $ 4,908
                                           ==========             ==========

Accounts payable and accrued liabilities as of March 31, 1996 and March 31, 1995, include liabilities of approximately $49,000 and $294,000, respectively, which represent cash to be distributed to the creditors pursuant to the Plan of Reorganization and accrued expenses related to the bankruptcy. The accrued estimated future cash distribution to creditors is an estimate of future cash distributions to creditors as defined by the Plan of Reorganization.


NOTE 5 - MORTGAGE NOTES AND LOANS PAYABLE

Mortgage notes and loans payable consist of the following (in thousands):


                                        March 31, 1996        March 31, 1995

Acquisition and construction loans
payable secured by real estate
inventory, with interest at .75%
to 2.25% above prime                      $ 13,785                $ 9,664

Notes payable principally secured
by mortgage notes receivable with
interest at .75% above prime                    29                     60
                                          --------                -------
                                          $ 13,814                $ 9,724
                                          ========                =======

Acquisition and construction loans payable at March 31, 1996 are due as follows (in thousands):



         Year Ending March 31, 1997       $ 12,253

         Year Ending March 31, 1998          1,012

         Year Ending March 31, 1999            520


The acquisition and construction loans payable are principally payable from sales proceeds, generally provide for extensions, and are all secured by real estate inventory. As of March 31, 1996, the Company had $21,010,000 of undrawn commitments for additional construction and land acquisition financing. Interest on the acquisition and construction loans payable is payable monthly.

Interest costs incurred and the related amount capitalized to inventories and expensed to the Consolidated Statements of Operations are as follows (in thousands):


                                        Year Ended March 31,

                                   1996            1995          1994


Incurred                        $ 1,897           $ 1,627       $ 1,504

Capitalized                       1,150               770           265

Expensed                            747               857         1,239



NOTE 6 -  INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" SFAS 109. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

The  income  tax  provision  (benefit)  consisted  of  the  following   (in
thousands):


                                             Year Ended March 31,


                                       1996          1995           1994

Current

    Federal                            $    -         $    -        $     69

    State                                  60             72            (190)
                                     ---------       ---------     ----------
                                           60             72            (121)
                                     ---------       ---------     ----------


Deferred

    Federal                                 -               -             (3)

    State                                   -               -              -
                                      ---------       ---------    -----------
                                            -               -             (3)
                                      ---------       ---------    -----------

Provision (Benefit) for income taxes     $ 60            $ 72         $ (124)
                                      =========       =========    ============

The provision for income taxes at an effective rate of 6%, differs from the Federal statutory corporate tax rate as follows (in thousands):


                                                 Year Ended March 31,


                                           1996          1995            1994



Federal Income Tax at 34% statutory rate   $ 341         $ 394          $ 325

State income tax (benefit),
net of Federal benefit                        40            48           (125)

Taxes applicable to loss carryforwards      (418)          (26)          (325)

Changes in temporary differences              90          (356)             -

Other                                          7            12              1
                                          -------        -------         -------
                                          $   60         $  72           $(124)
                                          =======        =======         =======


Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for March 31, 1996 and 1995 are as follows (in thousands):


                                                Deferred Expense
                                                   (Benefit)
                                 March 31, 1995                  March 31, 1996

Differences in the tax basis
and the book basis of -

        Partnerships                $    (11)      $    11           $       0

        Inventory                        (90)           37                 (53)

Installment sales                        358          (100)                258

Other                                   (228)          (38)               (266)

Loss carryforwards                    (1,008)          418                (590)

Valuation allowance                      979          (328)                651
                                  ------------     ----------         ----------

Net Deferred Tax Liability          $     -        $    -              $     -
                                  ============     ===========        ==========

At March 31, 1996, the Company had Federal income tax loss carryforwards of approximately $1,700,000 that become available at approximately $150,000 per year through 2008. The Company has provided a valuation allowance on the net deferred tax assets which primarily results from the restricted use of net operating loss carryforwards.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

At March 31, 1996, the Company had commitments to purchase 694 finished building lots, providing for an aggregate purchase price of approximately $24,989,000, over a four year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

Suarez Housing Corporation, a subsidiary of the Company, has an employment agreement with the Company's Chairman and President expiring August 12, 1998, currently providing for compensation of $290,000 per annum.

At March 31, 1996, the Company had open letters of credit and guarantees totaling approximately $314,000 to secure performance obligations.

The Company currently occupies office space and leases model home furniture under operating lease agreements expiring at various dates through 2000. The Company also leases storage space on a month to month basis. The combined rental expense incurred under these leases was $275,000, $215,000, and $131,000 for the years ended March 31, 1996, 1995, and 1994, respectively. The future minimum rental payments under these operating leases as of March 31, 1996 are as follows:

Year Ending March 31, 1997              $223,379
Year Ending March 31, 1998              $198,158
Year Ending March 31, 1999              $106,423
Year Ending March 31, 2000              $ 27,430

The Plan of Reorganization provides for distributions equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1995 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. Based on the Company's projections, it is anticipated that there will be no excess cash flow (as defined in the Plan) for the period ending June 30, 1996 and accordingly no distribution to creditors is expected to be required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount is included in Accounts Payable and Accrued Liabilities on the accompanying consolidated balance sheets.

Under the Company's Plan of Reorganization, the payment of dividends is not permitted during the six year period beginning August 13, 1992. The Plan also provides that after August 12, 1998, the Company may not pay any cash dividends to stockholders until it has first paid an additional $1,250,000 to the creditors.

The Company's Plan of Reorganization does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further restricts the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any money to any other party except in the ordinary course of business. The net assets at March 31, 1996 of the Company's two subsidiaries are as follows (in thousands):


                                                Net Assets at
                                               March 31, 1996
                                                (Unaudited)


Porten Sullivan Corporation                          $ 2,948

Suarez Housing Corporation                             2,796

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or the results of operations.


NOTE 8 - COMMON STOCK AND STOCK OPTIONS

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

On August 12, 1992, an option for 50,000 shares of common stock at a purchase price of $.50 per share was granted to the Chairman and President of the Company. The exercise price equals the market price on the date of grant. The option is 100% exercisable currently and all shares must be purchased by August 11, 1996.

The Company has a Non-Qualified Stock Option Plan for which 150,000 shares of common stock have been reserved for issuance under this plan. All grants of options pursuant to this plan must be approved by the Board of Directors and the exercise price equals the market price at the date of grant. On February 9, 1993, pursuant to this plan, certain key employees of the Company were granted options to purchase 11,000 shares of common stock at a price of $.50 per share of which 10,000 shares are or may become exercisable. These options are exercisable 60% currently, and additional 40% on or after February 9, 1997, all of the shares must be purchased by February 9, 1998. In addition, on November 9, 1993, pursuant to this plan, the Company's former Executive Vice President, who retired on May 12, 1995, was granted options to purchase 10,000 shares of common stock at a price of $.60 per share. These options were exercised in full on May 12, 1996. 129,000 shares remain available to be issued pursuant to the Non-Qualified Stock Option Plan.

At the 1995 Annual Meeting of Stockholders, which was held on September 12, 1995, the stockholders approved a proposal to adopt a Non-Employee Directors Stock Option Plan. Pursuant to the Non-Employee Directors Stock Option Plan, options to purchase 5,000 shares of common stock were granted to each of the Company's non-employee directors. Four directors received options to purchase 5,000 shares each at a price of $1.8125 per share. These options are exercisable 33% currently, 33% on or after June 22, 1997, 34% on or after June 22, 1998, and all of the shares must be purchased by June 22, 2000. Two directors received options to purchase 5,000 shares each at a price of $1.00 per share. These options are exercisable 33% on or after September 12, 1996, 33% on or after September 12, 1997, 34% on or after September 12, 1998, and all of the shares must be purchased by June 22, 2000. These option grants were approved by the Board of Directors and the exercise prices equal the market price on the date of grant.

NOTE   9  -  CONDENSED  FINANCIAL  STATEMENTS   OF   CONSOLIDATED   FINANCE
SUBSIDIARIES

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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                  (Unaudited)

                                          March 31, 1996         March 31, 1995


Assets:

   Collateral for bonds payable              $ 5,871                 $ 7,620

   Other assets                                   30                       9
                                           --------------        --------------
                                             $ 5,901                 $ 7,629
                                           ==============        ==============

Liabilities and Equity:


   Bonds payable                             $ 5,660                 $ 7,362

   Equity and intercompany advances              241                     267
                                            --------------       --------------
                                             $ 5,901                 $ 7,629
                                            ==============       ==============



                       Condensed Statements of Income
                               (Unaudited)

                                                   Year Ended March 31,


                                             1996          1995           1994



Revenues                                     $ 647          $ 791        $ 1,119
                                             ======        ======        =======

Income before income taxes                   $  17          $  22        $    58
                                             ======        ======        =======


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company's Chairman and President has personally guaranteed bank loans in the aggregate maximum amount of $14,500,000 for Suarez Housing Corporation, a subsidiary of the Company, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1996, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $5,516,000. The Company has agreed to indemnify the President and Chairman in the event that this personal guarantee is called.

The Chairman and President of the Company is a one third partner in a partnership from which the Company bought 24 finished building lots during the year ended March 31, 1996 for $612,000, a price which approximates fair market value.

A member of the Board of Directors is Vice President and a Director of a company which during the year ended March 31, 1996 sold lumber and certain other building material products in the amount of approximately $2,798,000 to Suarez Housing Corporation, a subsidiary of the Company. Suarez Housing Corporation purchases all of its requirements for those products from this company.

Another member of the Board of Directors is Executive Vice President of a company which during the year ended March 31, 1996 sold heating, ventilating and air conditioning systems in the amount of approximately $568,000 to Porten Sullivan Corporation, a subsidiary of the Company. Porten Sullivan Corporation purchases all of its requirements for heating, ventilating and air conditioning systems from this company.