Form 10-Q
period 1996-06-30
INTERNATIONAL AMERICAN HOMES INC
filed 1996-08-15
CIK 760678

- --------------------------------------------------------------------*


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                          FORM 10-Q


(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from           to

                        Commission File Number 0-13800

                    INTERNATIONAL AMERICAN HOMES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                   22-2472608
(State  or other jurisdiction           (I.R.S.Employer Identification Number)
of incorporation or organization)

                4640 FORBES BOULEVARD, LANHAM, MARYLAND  20706
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (301) 306-5306

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ x ] No [ ]


As of July 31, 1996, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,734,395.


                           Total number of pages: 13

                      INTERNATIONAL AMERICAN HOMES, INC.

                                AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE

Part I.    Financial Information:

     Item 1.Consolidated Financial Statements

       Consolidated Balance Sheets (Unaudited) as of June 30, 1996 and
                    March 31, 1996 .......................................... 3

       Consolidated   Statements   of  Income  and  Retained  Earnings
       (Unaudited) for the three months ended June 30, 1996 and 1995 .........5

       Consolidated Statements of Cash Flows (Unaudited) for the Three
       Months ended June 30, 1996 and 1995 .................................. 6

       Notes to Consolidated Financial Statements (Unaudited)................ 7

     Item 2.Management's   Discussion  and  Analysis
            of  Financial Condition and Results of Operations .............  10

Part II.Other Information:

      Item 6.    Exhibits and Reports on Form 8-K .......................... 12

Signatures ................................................................. 13

Part I.Financial Information


                                    ITEM 1

                      CONSOLIDATED FINANCIAL STATEMENTS



                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                                    ASSETS

                                              June 30, 1996      March 31, 1996

CASH AND SHORT-TERM INVESTMENTS                 $    664           $  1,764
      ($635 and $550 restricted)

RECEIVABLES                                        1,467              1,223

REAL ESTATE INVENTORY                             23,007             21,860

COLLATERAL FOR BONDS PAYABLE                       5,626              5,871

PROPERTY AND EQUIPMENT - less accumulated
 depreciation of $246 and $233                       158                172

OTHER ASSETS                                         720                637

                                                ---------          --------
      TOTAL ASSETS
                                                $ 31,642           $ 31,527
                                                =========          ========



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            June 30, 1996                             March 31, 1996
                                                           ----------------                          ----------------
MORTGAGE NOTES AND LOANS PAYABLE
     Construction and mortgage notes secured by real estate   $ 13,841                                  $ 13,785
     inventory
     Other notes payable                                             -
                                                            ----------------                                  29
                                                                13,841                                    13,814
BONDS PAYABLE                                                    5,424                                     5,660
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                         5,410                                     5,362
CUSTOMER DEPOSITS                                                  320                                       237
     Total Liabilities                                      ----------------                          -------------
                                                                24,995                                    25,073
  PREFERRED STOCK - $.01 par value, 4,000,000 shares                 -                                         -
     authorized, none issued
  COMMON STOCK - $.01 par value, 10,000,000 shares                  29                                         29
     authorized, 2,904,343 shares issued
ADDITIONAL PAID-IN CAPITAL                                       2,354                                      2,348
RETAINED EARNINGS                                                4,266                                      4,079
TREASURY STOCK - 169,948 shares                                    (2)                                        (2)
Total Stockholders' Equity                                  ----------------                          -------------
                                                                 6,647                                      6,454
                                                            ----------------                          -------------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                    $ 31,642                                   $ 31,527
                                                            ================                          =============



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                   Three Months Ended June 30,
                                                             ------------------------------------------

                                                               1996                              1995
                                                            ----------                        ----------
REVENUES
     Home sales                                              $ 13,907                          $ 14,611
     Interest and other income                                    161                               209
                                                            ----------                        -----------
                                                               14,068                            14,820
COSTS AND EXPENSES
     Cost of home sales                                     ----------                        -----------
                                                               11,992                            12,617
     Selling, general and administrative                        1,642                             1,664
     Interest                                                     144                               202
     Depreciation                                                  23                                10
                                                            -----------                       -----------
                                                                13,801                            14,493
                                                            -----------                       -----------
INCOME BEFORE INCOME TAXES                                        267                               327
PROVISION FOR INCOME TAXES                                         80                                20
                                                            ------------                      -----------
NET INCOME                                                        187                               307
RETAINED EARNINGS, BEGINNING OF PERIOD                          4,079                             3,136
                                                            ------------                      ------------
RETAINED EARNINGS, END OF PERIOD                             $  4,266                         $   3,443
                                                            ============                      ============
PER SHARE DATA (Primary and Fully Diluted)
     Net income                                              $    .07                           $   .11
                                                            =============                     ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      Primary and fully diluted                              2,734,395                         2,724,395
                                                            =============                     ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)

                                                                              Three Months Ended June 30,
                                                                             -------------------------------

                                                                          1996                                  1995
                                                                        ---------                             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   187                               $ 307
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                        23                                  10
     Changes in operating assets and liabilities
          Increase in restricted cash                                       (85)                                 (25)
          Increase in receivables                                          (244)                                (670)
          Increase in real estate inventory                              (1,147)                                (307)
          Decrease in collateral for bonds payable                           245                                  217
          Increase (decrease) in accounts payable and accrued                 48                                (296)
           liabilities
          Increase (decrease) in customer deposits                            83                                  (4)
          Other                                                             (83)                                  15
                                                                        ----------                             --------
Net cash used in operating activities                                      (973)                                (753)
                                                                        ----------                             --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Property and equipment, net                                             (9)                                  (6)
                                                                        ----------                             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from mortgage notes and loans payable                        8,175                                8,753
     Payments of mortgage notes and loans payable                         (8,148)                              (8,374)
     Repayments of bonds payable - finance subsidiaries                     (236)                                (214)
     Proceeds from stock options exercised                                     6                                    -
                                                                       -----------                             ---------
Net cash (used in) provided by financing activities                         (203)                                  165
                                                                        ----------                            -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,185)                                (594)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,214                                 1,481
                                                                        -----------                          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    29                             $     887
                                                                        ===========                          =============
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                            $   487                              $    453
                                                                        ============                         =============
     Income taxes                                                        $    45                             $      21
                                                                        ============                         =============

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


NOTE 2 - CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.


NOTE 3 - INTEREST INCURRED

Interest costs incurred and the related amount capitalized to inventories and expensed to the Consolidated Statements of Income and Retained Earnings are as follows (in thousands):

                                     Three Months Ended June 30,
                             ---------------------------------------
                               1996                    1995
                             --------                --------
Incurred                      $ 524                   $ 478
Capitalized                     379                     276
Expensed                        145                     202

        NOTE 4 -CONDENSED FINANCIAL STATEMENTS OF CONSOLIDATED FINANCE SUBSIDIARIES

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

Condensed financial information is as follows (in thousands):

                             Condensed Balance Sheet
                                  (Unaudited)
                                        June 30,1996                 March 31, 1996
                                      ---------------               ----------------
Assets:
   Collateral for bonds payable            $5,625                     $5,871
   Other assets                                 8                         30
                                       --------------                ----------------
                                           $5,634                     $5,901
                                       ==============                ================
Liabilities and Equity:
   Bonds payable                           $5,424                     $5,660
   Equity and intercompany advances           210                        241
                                       --------------                 ---------------
                                           $5,634                     $5,901






                                 Condensed Statement of Operations
                                          (Unaudited)
                                               Three Months Ended June 30,
                                 -----------------------------------------------
                                          1996                            1995
                                         ---------                     ---------
Revenues                                      $137                        $182
                                         =========                      =========
Income before taxes                             $5                          $6
                                          ========                       ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

At June 30, 1996, the Company had commitments to purchase 813 finished building lots at a total purchase price of approximately $30,374,000, over a four-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

The Plan of Reorganization provides for distributions to creditors equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1996 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount is included in Accounts Payable and Accrued Liabilities on the accompanying consolidated balance sheets.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $33,280,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from September 1996 to October 1998), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee certain of these obligations up to an aggregate maximum amount of $14,500,000. At June 30, 1996, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $4,777,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At June 30, 1996, the Company had commitments to purchase 813 finished building lots at a total purchase price of approximately $30,374,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At June 30, 1996, the Company had developed 30 of those undeveloped lots into finished building lots and had begun development of 79 additional lots. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

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

The Plan does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further prohibits the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any money to any other party except in the ordinary course of business. These restrictions are effective until August 12, 1998 and by their nature require the Company's subsidiaries to be self-sufficient. From time to time, a subsidiary of the Company makes a purchase of land or finished building lots from or on behalf of another subsidiary and later resells that land or finished building lots to the latter on terms that will assure that the accommodation purchaser recovers its costs. While such transactions can affect temporarily the cash flow of each of the participating subsidiaries, they do not impact the overall cash flow of the Company. The Plan further provides for the payment of distributions to the creditors equal to 50 percent of cash flows (as defined in the Plan), if any, generated by the Company's subsidiaries for the periods ending June 30, 1993 through June 30, 1998. Any such payment of 50 percent of the cash flow would be funded from the cash flow generated. Despite these requirements and restrictions, management believes that the Company and each of its subsidiaries currently have adequate liquidity to meet their financial obligations. However, there is no assurance that these requirements and restrictions will not have an impact on the future liquidity of the Company or its subsidiaries.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

The following table sets forth certain information with respect to homes delivered and homes sold during the periods presented, as well as homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands).

                                 Three Months Ended June 30,
                             ---------------------------------
                                   1996                    1995
                            -----------              ----------
Homes delivered
  Units                             98                      97
  Home sales revenue          $ 13,907                $ 14,611
  Average sales price         $  141.9                $  150.6
Homes sold
  Units                            127                     78
  Sales value                 $ 19,453                $ 10,924
  Average sales price         $  153.2                $  140.1

                                          June 30,
                             --------------------------------
Backlog                         1996                    1995
                             ---------                --------
  Units                            171                    102
  Sales value                 $ 30,684               $ 17,338
  Average sales price         $  179.4               $  170.0


The decrease in home sales revenues for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 results from a decrease in the average sales price of the homes delivered. The decrease in the average sales price of homes delivered is attributable to the introduction of a lower-priced townhome product in Metropolitan Washington, D.C.

The number of homes sold during the three months ended June 30, 1996 and the average sales price of the homes sold during that period were both higher when compared with the prior comparable period. The increase in the number of homes sold is due to increases in the number of homes sold in both Greater Tampa, Florida and in Metropolitan Washington, D.C. The increase in the average sales price of the homes sold is attributable to both a larger proportion of sales in Metropolitan Washington, D.C., where prices are higher, and to increased sales prices in Metropolitan Washington, D.C..

The Backlog at June 30, 1996 and 1995 includes $7,590,000 and $2,202,000 of contingent contracts, respectively.

The  following   table  sets  forth,  for  the  periods  indicated,  certain information regarding the Company's operations (dollars in thousands).

                                                                  Three Months Ended June 30,
                                          ----------------------------------------------------------------------------
                                                        1996                                        1995
                                          -----------------------------------              ---------------------------
                                           Dollars                   %                     Dollars                 %
                                          ----------            ----------               ----------              --------
Home sales revenues                       $ 13,907                100.0                   $ 14,611                100.0
Cost of home sales                          11,992                 86.2                     12,617                 86.4
Gross profit                                 1,915                 13.8                      1,994                 13.6
Selling, general and administrative          1,642                 11.8                      1,664                 11.4
 expenses
Pre-tax profit                                 267                  1.9                        327                  2.2


While gross profit decreased for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, gross profit as a percentage of home sales revenue increased from 13.6% to 13.8%. The decrease in gross profits is due to the decrease in home sales revenue, while the increase in gross profit as a percentage of home sales revenue is due primarily to cost savings on both land and construction, which have resulted in improved margins realized on homes sold in Greater Tampa, Florida.

Selling, general and administrative expenses for the three months ended June 30, 1996 decreased when compared with the prior comparable period but increased as a percentage of the related home sales revenue. The decrease in selling, general and administrative expenses is due to the decrease in home sales revenue. The percentage increase in selling, general and administrative expenses is due to the additional cost related to the opening of new communities and to an increase in the fixed components of selling, general and administrative expenses.

The change in pre-tax profit for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 reflects the changes in gross profit and in selling, general and administrative expenses described above.

Interest and other income includes $137,000 and $182,000 and interest expense includes $132,000 and $173,000 for the three months June 30, 1996 and June 30, 1995, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.


Part II.  Other Information
                                   ITEM 6

                      EXHIBITS AND REPORTS ON FORM8-K

    (a) Exhibits

        None

    (a)Reports on Form 8-K

        None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTERNATIONAL AMERICAN HOMES, INC.




Date: AUGUST 14, 1996          By:  /S/ ROBERT J. SUAREZ
                                      ---------------------
                                      Robert J. Suarez
                                      President



Date:   AUGUST 14, 1996          By:  /S/ MICHAEL P. VILLA
                                      ---------------------
                                      Michael P. Villa
                                      Vice President, Treasurer, and
                                      Chief Financial Officer