Form 10-Q
period 1996-09-30
INTERNATIONAL AMERICAN HOMES INC
filed 1996-11-14
CIK 760678

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended  September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from            to
                                             ----------    ----------

                        Commission File Number 0-13800


                      INTERNATIONAL AMERICAN HOMES, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   22-2472608
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                4640 FORBES BOULEVARD, LANHAM, MARYLAND  20706
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (301) 306-5306

                                NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X   No
                           -----    -----

As of October 31, 1996, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,734,395.

================================================================================

                           Total number of pages: 16

                      INTERNATIONAL AMERICAN HOMES, INC.

                                AND SUBSIDIARIES
                                ----------------

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I.    Financial Information:

  Item 1.    Consolidated Financial Statements

             Consolidated Balance Sheets (Unaudited) as of September
             30, 1996 and March 31, 1996......................................3

             Consolidated Statements of Income and Retained Earnings (Unaudited) for the three months ended September 30, 1996 and September 30, 1995...........................................5

             Consolidated Statements of Income and Retained Earnings (Unaudited) for the six months ended September 30, 1996 and September 30, 1995...........................................6

             Consolidated Statements of Cash Flows (Unaudited) for the
             six months ended September 30, 1996 and 1995.....................7

             Notes to Consolidated Financial Statements (Unaudited)...........8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................11


Part II.   Other Information:

  Item 4.    Submission of Matters to a Vote of Security holders.............15

  Item 6.    Exhibits and Reports on Form 8-K................................15

Signatures...................................................................16

Part I.Financial Information


                                    ITEM 1

                       CONSOLIDATED FINANCIAL STATEMENTS



                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                                    ASSETS

                                                     September 30, 1996    March  31, 1996
                                                     ------------------    ---------------
CASH AND SHORT-TERM INVESTMENTS                                   1,393          $   1,764
  ($567  and $550 restricted)
RECEIVABLES                                                       1,351              1,223
REAL ESTATE INVENTORY                                            23,886             21,860
COLLATERAL FOR BONDS PAYABLE                                      5,450              5,871
PROPERTY AND EQUIPMENT - less accumulated                           134                172
  depreciation of $269 and $223
OTHER ASSETS                                                        745                637
                                                     ------------------    ---------------

      TOTAL ASSETS                                             $ 32,959           $ 31,527
                                                     ==================    ===============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30, 1996    March 31, 1996
                                                          ------------------    --------------
MORTGAGE NOTES AND LOANS PAYABLE
  Construction and mortgage notes secured by real estate            $ 13,707          $ 13,785
     inventory
  Other notes payable                                                      -                29
                                                          ------------------    --------------
                                                                      13,707            13,814
BONDS PAYABLE                                                          5,268             5,660
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               6,737             5,362
CUSTOMER DEPOSITS                                                        318               237
                                                          ------------------    --------------
   Total Liabilities                                                  26,030            25,073
                                                          ------------------    --------------
PREFERRED STOCK - $.01 par value, 4,000,000 shares                         -                 -
  authorized, none issued
COMMON STOCK - $.01 par value, 10,000,000 shares
  authorized, 2,904,343  and 2,894,343 shares issued
ADDITIONAL PAID-IN CAPITAL                                             2,378             2,348
RETAINED EARNINGS                                                      4,524             4,079
TREASURY STOCK - 169,948 shares                                           (2)               (2)
                                                          ------------------    --------------
Total Stockholders' Equity                                             6,929             6,454
                                                          ------------------    --------------

      TOTAL LIABILITIES AND                                         $ 32,959          $ 31,527
      STOCKHOLDERS' EQUITY
                                                          ==================    ==============


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      INTERNATIONAL AMERICAN HOMES, INC.
                               AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                            1996                  1995
                                                        ----------            ----------
REVENUES
  Home sales                                              $ 17,870              $ 14,658
  Interest and other income                                    168                   235
                                                        ----------            ----------
                                                            18,038                14,893
                                                        ----------            ----------
COSTS AND EXPENSES
  Cost of home sales                                        15,451                12,776
  Selling, general and administrative                        1,957                 1,670
  Interest                                                     152                   190
  Depreciation                                                  24                    16
                                                        ----------            ----------
                                                            17,584                14,652
                                                        ----------            ----------
INCOME BEFORE INCOME TAXES                                     454                   241
PROVISION FOR INCOME TAXES                                     196                    15
                                                        ----------            ----------
NET INCOME                                                     258                   226
RETAINED EARNINGS, BEGINNING OF PERIOD                       4,266                 3,443
                                                        ----------            ----------
RETAINED EARNINGS, END OF PERIOD                           $ 4,524               $ 3,669
                                                        ==========            ==========

PER SHARE DATA (Primary and Fully Diluted)
  Net income                                                 $ .09                 $ .08
                                                        ==========            ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary and fully diluted                              2,734,395             2,724,395
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
                                (Unaudited)

                                                         Six Months Ended September 30,
                                                        --------------------------------
                                                           1996                  1995
                                                        ----------            ----------
REVENUES
  Home sales                                              $ 31,777              $ 29,269
  Interest and other income                                    329                   444
                                                        ----------            ----------
                                                            32,106                29,713
                                                        ----------            ----------
COSTS AND EXPENSES
  Cost of home sales                                        27,443                25,393
  Selling, general and administrative                        3,599                 3,334
  Interest                                                     297                   392
  Depreciation                                                  46                    26
                                                        ----------            ----------
                                                            31,385                29,145
                                                        ----------            ----------
INCOME BEFORE INCOME TAXES                                     721                   568
PROVISION FOR INCOME TAXES                                     276                    35
                                                        ----------            ----------
NET INCOME                                                     445                   533
RETAINED EARNINGS, BEGINNING OF PERIOD                       4,079                 3,136
                                                        ----------            ----------
RETAINED EARNINGS, END OF PERIOD                           $ 4,524               $ 3,669
                                                        ==========            ==========
PER SHARE DATA (Primary and Fully Diluted)
  Net income                                                 $ .16                 $ .20
                                                        ==========            ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Primary and fully diluted                              2,734,395             2,724,395
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

                      INTERNATIONAL AMERICAN HOMES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)

                                                        Six Months Ended  September 30,
                                                        --------------------------------
                                                           1996                   1995
                                                        ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 445                 $ 533
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                               46                    26
  Changes in operating assets and liabilities
     Increase in restricted cash                               (17)                 (127)
     Increase in receivables
     Decrease (Increase) in real estate inventory           (2,026)                  778
     Decrease in collateral for bonds payable                  421                   341
     Increase (Decrease) in accounts payable and
       accrued liabilities                                   1,375                  (351)
     Increase in customer deposits                              81                    47
     Increase in other assets                                 (108)                   --
                                                        ----------            ----------
                                                                                                                                ---
Net cash  provided by operating activities                      89                 1,009
                                                        ----------            ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Property and equipment, net                                    (8)                  (12)
                                                        ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage notes and loans payable             14,637                15,338
 Payments of mortgage notes and loans payable              (14,744)              (16,357)
 Repayments of bonds payable - finance subsidiaries           (392)                 (331)
 Proceeds from stock options exercised                          30                    --
                                                        ----------            ----------
Net cash used in financing activities                         (469)               (1,350)
                                                        ----------            ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (388)                 (353)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,214                 1,481
                                                        ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 826               $ 1,128
                                                        ==========            ==========
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                   $ 986               $ 1,131
                                                        ==========            ==========
  Income taxes                                               $ 130                  $ 44
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

The interim consolidated financial statements have been prepared without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments for interim periods presented have been made (which include only normal recurring accruals and deferrals) for a fair presentation of consolidated financial position, results of operations, and cash flows. The consolidated financial statements and condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's latest Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

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


NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following ( in thousands):

                                                              September 30, 1996        March 31, 1996
                                                              ------------------    ------------------
Accumulated costs of construction completed and in progress              $11,217                $9,595
Land and land development costs                                           11,987                11,504
Land options and deposits                                                    682                   761

                                                              ------------------    ------------------
                                                                         $23,886               $21,860
                                                              ==================    ==================

From time to time as part of the normal operations of the business, subsidiaries of the Company have bought lots or land which another subsidiary of the Company was obligated to buy from a third
party seller or which   the  other  subsidiary of the Company  owned.
Such transactions were at prices approximating fair market value and were not significant.

NOTE  4 - CONDENSED  FINANCIAL  STATEMENTS  OF  CONSOLIDATED  FINANCE
          SUBSIDIARIES

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

Condensed financial information is as follows (in thousands):

                           Condensed Balance Sheets
                                 (Unaudited)

                                      September 30, 1996      March 31, 1996
                                      ------------------    ------------------
Assets:
  Collateral for bonds payable                   $ 5,450               $ 5,871
  Other assets                                         9                    30
                                      ------------------    ------------------
                                                 $ 5,459               $ 5,901
                                      ==================    ==================

Liabilities and Equity:
  Bonds payable                                  $ 5,268               $ 5,660
  Equity and intercompany advances                   191                   241
                                      ------------------    ------------------
                                                 $ 5,459               $ 5,901
                                      ==================    ==================



                      Condensed Statements of Operations
                                  (Unaudited)

                                          Six Months Ended September 30,
                                      ----------------------------------------
                                             1996                  1995
                                      ------------------    ------------------
Revenues                                           $ 271                 $ 362
                                      ==================    ==================
Income before income taxes                           $ 8                  $ 12
                                      ==================    ==================

                                          Three Months Ended September 30,
                                      ----------------------------------------
                                             1996                  1995
                                      ------------------    ------------------
Revenues                                            $134                 $ 180
                                      ==================    ==================
Income before income taxes                           $ 3                   $ 6
                                      ==================    ==================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

At September 30, 1996, the Company had commitments to purchase 723 finished building lots at a total purchase price of approximately $27,998,000 over a four-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $33,219,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from November 1996 to October 1998) , are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee certain of these obligations up to an aggregate maximum amount of $14,469,000 . At September 30, 1996, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $4,155,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At September 30, 1996, the Company had commitments to purchase 723 finished building lots at a total purchase price of approximately $27,998,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At September 30, 1996, the Company had substantially developed 109 of those undeveloped lots into finished building lots. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing markets in the areas where the Company operates and the ability of the Company to maintain a continuing supply of finished building lots
will  also  affect  the  Company's long-term liquidity.    Management
believes that the Company currently has adequate financing and liquidity to meet its financial obligations and will be able to fund the acquisition and construction of inventory to support modest
growth.   However, there is no assurance that such financing will  be available to the Company in the future. In addition, homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.

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

                                         Three Months Ended                              Six Months Ended
                                            September 30,                                  September 30,

                                    1996                   1995                    1996                    1995
                                 ----------             ----------              ----------              ----------
Homes delivered
  Units                                 119                     94                     217                     191
  Home sales revenue               $ 17,870               $ 14,658                $ 31,777                $ 29,269
  Average sales price               $ 150.2                $ 155.9                 $ 146.4                 $ 153.2
Homes sold
  Units                                  81                    103                     208                     181
  Sales value                      $ 12,287                $16,614                $ 31,740                $ 27,538
  Average sales price               $ 151.7                $ 161.3                 $ 152.6                 $ 152.1

                                                                                           September 30,
                                                                                ----------------------------------
Backlog                                                                            1996                    1995
                                                                                ----------              ----------
  Units                                                                                133                     111
  Sales value                                                                     $ 25,192                $ 19,294
  Average sales price                                                              $ 189.4                 $ 173.8

The increase in home sales revenues for the three and six months ended September 30, 1996 compared to the three and six months ended September 30, 1995 results from an increase in the number of homes
delivered.   The  decrease  in  the  average  sales  price  of  homes
delivered is attributable to a greater proportion of homes delivered being from Greater Tampa, where prices are generally lower than in Metropolitan Washington, D.C. and increased sales of a lower priced townhome product in Metropolitan Washington, D.C.

The number of homes sold during the three months ended September 30, 1996 and the average sales price of the homes sold during that period were both lower when compared with the prior comparable period. The decrease in the number of homes sold is due to a decrease in the number of homes sold in Metropolitan Washington, D.C.

The decrease in the average sales price of the homes sold is attributable to a larger proportion of sales in Greater Tampa, where prices are generally lower than in Metropolitan Washington, D.C.

The number of homes sold during the six months ended September 30, 1996 and the average sales price of the homes sold during that period were both higher when compared with the prior comparable period due to the increase in the number of homes sold in the first three months of the fiscal year.

The Backlog at September 30, 1996 and 1995 includes $6,803,000 and $3,845,000 of contingent contracts, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


The following table sets forth, for the  periods  indicated,  certain
information   regarding   the   Company's   operations   (dollars  in
thousands).

                                                                   Three Months Ended  September 30,
                                              ------------------------------------------------------------------------------
                                                             1996                                          1995
                                              --------------------------------              --------------------------------
                                                 Dollars                   %                   Dollars                   %
                                              ----------            ----------              ----------            ----------
Home sales revenues                             $ 17,870                 100.0                $ 14,658                 100.0
Cost of home sales                                15,451                  86.5                  12,776                  87.2
Gross profit                                       2,419                  13.5                   1,882                  12.8
Selling, general and administrative                1,957                  11.0                   1,670                  11.4
expenses
Income before income taxes                           454                   2.5                     241                   1.6


Gross profit increased for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, and gross profit as a percentage of home sales revenue increased from 12.8% to 13.5%. The increase in gross profits is due to the increase in home sales revenue, while the increase in gross profit as a percentage of home sales revenue is due primarily to direct cost savings which have resulted in improved margins.

Selling, general and administrative expenses for the three months ended September 30, 1996 increased when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expenses is due to the increase in home sales revenue. The percentage decrease in selling, general and administrative expenses is due to fixed expenses being absorbed over a larger number of units delivered.

The change in pre-tax profit for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 reflects the changes in gross profit and in selling, general and administrative expenses described above.

Interest and other income includes $134,000 and $180,000 and interest expense includes $131,000 and $174,000 for the three months September 30, 1996 and September 30, 1995, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995


The  following  table sets forth, for the periods indicated,  certain
information  regarding   the   Company's   operations   (dollars   in
thousands).

                                                                    Six Months Ended  September 30,
                                                -----------------------------------------------------------------------------
                                                              1996                                          1995
                                                ------------------------------                -------------------------------
                                                 Dollars                   %                   Dollars                   %
                                                ---------             ---------               ---------             ---------
Home sales revenues                             $ 31,777                 100.0                $ 29,269                 100.0
Cost of home sales                                27,443                  86.4                  25,393                  86.8
Gross profit                                       4,334                  13.6                   3,876                  13.2
Selling, general and administrative
  expenses                                         3,599                  11.3                   3,334                  11.4
Income before income taxes                           721                   2.3                     568                   1.9


Gross profit increased for the six months ended September 30, 1996 compared to the six months ended September 30, 1995, and gross profit as a percentage of home sales revenue increased from 13.2% to 13.6% . The increase in gross profit is due to the increase in home sales revenue , while the increase in gross profit as a percentage of home sales revenue is due primarily to direct cost savings which have resulted in improved margins.

Selling, general and administrative expenses for the six months ended September 30, 1996 increased when compared with the prior comparable period but were relatively unchanged when compared as a percentage of the related home sale revenue. The increase in selling, general and administrative expenses is due to the increase in sales and is also due to an increase in the fixed components of selling, general, and administrative expenses.

The change in pre-tax profit for the six months ended September 30, 1996 compared to the six months ended September 30, 1995 reflects the changes in gross profit and in selling, general and administrative expenses described above.

Interest and other income includes $271,000 and $362,000 and interest expense includes $263,000 and $347,000 for the six months ended September 30, 1996 and for the six months ended September 30, 1995 respectively, from wholly-owned finance subsidiaries established to sell collateralized mortage obligations through participation in various multi-builder bond programs.

Part II.  Other Information


                                ITEM 4

         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders was held on September 12, 1996. The following matters were considered and acted upon, with the results indicated below:

The stockholders elected one member of the Board of Directors, to serve until August 27, 1998 or until his successor is elected and has qualified. The name of the director , the votes cast for his election and the number of votes withheld were as follows:


Name                  Votes For                Votes Withheld
-------------        -----------              ----------------
James G. Farr         1,737,975                    35,458


The other eight Directors who continue to serve on the Board of Directors are: Robert J. Suarez, William D. Aiken, Kenneth W.
Carlson, Dionel Cotanda, Robert E. Everett, Brian Gibney, Jeffrey D. Prol and Peter A. Davis.


In addition, the stockholders voted to approve the appointment of Arthur Andersen LLP as the auditors of the financial statements of the Company for fiscal year 1997. The votes for and against the proposal, and the number of abstentions were as follows:


           For                   Against                 Abstain
       -----------              ---------               ---------
        1,714,542                 17,214                  41,677


                                  ITEM 6

                    EXHIBITS AND REPORTS ON FORM 8-K

    (a)Exhibits

        None

    (a)Reports on Form 8-K

        None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTERNATIONAL AMERICAN HOMES, INC.





Date:  November 14, 1996              By: /S/ ROBERT J. SUAREZ
                                          --------------------
                                      Robert J. Suarez
                                      President


Date:  November 14, 1996              By: /S/ ROBERT I. ANTLE
                                          -------------------
                                      Robert I. Antle
                                      Executive Vice President, Treasurer, and
                                      Chief Financial Officer