Form 10-Q/A
period 1996-09-30
INTERNATIONAL AMERICAN HOMES INC
filed 1997-01-09
CIK 760678

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

================================================================================

                           Total number of pages: 4

   Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

            Exhibit
            Number

            27                     Financial Data Schedule.

   (b)  Reports on Form 8-K:  n/a

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTERNATIONAL AMERICAN HOMES, INC.





Date:  January 9, 1997                By: /S/ ROBERT J. SUAREZ
                                          --------------------
                                      Robert J. Suarez
                                      President


Date:  January 9, 1997                By: /S/ ROBERT I. ANTLE
                                          -------------------
                                      Robert I. Antle
                                      Executive Vice President, Treasurer, and
                                      Chief Financial Officer

                       EXHIBIT INDEX


  Exhibit                        Description
  Number

    27                      Financial Data Schedule