Form 10-Q
period 1996-12-31
INTERNATIONAL AMERICAN HOMES INC
filed 1997-02-14
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----

                         COMMISSION FILE NUMBER 0-13800

                       INTERNATIONAL AMERICAN HOMES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    22-2472608
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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


As of January 31, 1997, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,784,395.

================================================================================
                            Total number of pages: 16

                       INTERNATIONAL AMERICAN HOMES, INC.
                       ----------------------------------

                                AND SUBSIDIARIES
                                ----------------

                                      Index
                                      -----

                                                                                                 Page
                                                                                                 ----
Part I.        Financial Information:

         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets (Unaudited) as of December 31, 1996 and March
                    31, 1996........................................................................3

                    Consolidated Statements of Income and Retained Earnings (Unaudited) for the
                    three months ended December 31, 1996 and 1995...................................5

                    Consolidated Statements of Income and Retained Earnings (Unaudited) for the
                    nine months ended December 31, 1996 and 1995....................................6

                    Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
                    December 31, 1996 and 1995......................................................7

                    Notes to Consolidated Financial Statements (Unaudited)..........................8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..........................................................11

Part II.       Other Information:


         Item 6.    Exhibits and Reports on Form 8-K...............................................15

Signatures.........................................................................................16

Part I. Financial Information


                                     ITEM 1

                        CONSOLIDATED FINANCIAL STATEMENTS



                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                     ASSETS


                                                           December 31, 1996           March 31, 1996
                                                          --------------------       ------------------
CASH AND SHORT-TERM INVESTMENTS                                       $  2,600                $   1,764
   ($512 and $550 restricted)
RECEIVABLES                                                              1,208                    1,223
REAL ESTATE INVENTORY                                                   22,775                   21,860
COLLATERAL FOR BONDS PAYABLE                                             5,296                    5,871
   PROPERTY AND EQUIPMENT - less accumulated depreciation                  108                      172
    of $296  and $223

OTHER ASSETS                                                               869                      637

               TOTAL ASSETS                                           $ 32,856                 $ 31,527
                                                          ====================       ==================




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31, 1996          March 31, 1996
                                                                          --------------------       ----------------

MORTGAGE NOTES AND LOANS PAYABLE
      Construction and mortgage notes secured by real estate inventory                $ 13,584               $ 13,785
      Other notes payable                                                                   --                     29
                                                                          --------------------       ----------------
                                                                                        13,584                 13,814
BONDS PAYABLE                                                                            5,119                  5,660
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                 6,654                  5,362
CUSTOMER DEPOSITS                                                                          266                    237
                                                                          --------------------       ----------------

        Total Liabilities                                                               25,623                 25,073
                                                                          --------------------       ----------------

   PREFERRED STOCK - $.01 par value, 4,000,000 shares
authorized, none issued                                                                     --                     --
   COMMON STOCK - $.01 par value, 10,000,000 shares authorized,
   2,954,343 and 2,894,343 shares issued                                                    29                     29
ADDITIONAL PAID-IN CAPITAL                                                               2,378                  2,348
RETAINED EARNINGS                                                                        4,828                  4,079
TREASURY STOCK - 169,948 shares                                                             (2)                    (2)
                                                                          --------------------       ----------------

Total Stockholders' Equity                                                               7,233                  6,454

               TOTAL LIABILITIES AND                                                  $ 32,856               $ 31,527
               STOCKHOLDERS' EQUITY
                                                                          ====================       ================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended December 31,
                                                                       1996                  1995
                                                                  --------------        ---------------
REVENUES
      Home sales                                                         $18,944                $13,719
      Interest and other income                                              163                    231
                                                                  --------------        ---------------
                                                                          19,107                 13,950
                                                                  --------------        ---------------
COSTS AND EXPENSES
      Cost of home sales                                                  16,394                 11,827
      Selling, general and administrative                                  2,049                  1,593
      Interest                                                               147                    210
      Depreciation                                                            27                     21
                                                                  --------------        ---------------
                                                                          18,617                 13,651
                                                                  --------------        ---------------
INCOME BEFORE INCOME TAXES                                                   490                    299
PROVISION FOR INCOME TAXES                                                   186                     15
                                                                  --------------        ---------------
NET INCOME                                                                   304                    284
RETAINED EARNINGS, BEGINNING OF PERIOD                                     4,524                  3,669
                                                                  --------------        ---------------
RETAINED EARNINGS, END OF PERIOD                                         $ 4,828               $  3,953
                                                                  ==============        ===============

PER SHARE DATA (Primary and Fully Diluted)
      Net income                                                          $  .11                 $  .10
                                                                  ==============        ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      Primary and fully diluted                                        2,784,395              2,724,395
                                                                  ==============        ===============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     Nine Months Ended December 31,
                                                                       1996                  1995
                                                                  ---------------       ---------------
REVENUES
      Home sales                                                         $ 50,721               $42,988
      Interest and other income                                               492                   675
                                                                  ---------------       ---------------
                                                                           51,213                43,663
                                                                  ---------------       ---------------
COSTS AND EXPENSES
      Cost of home sales                                                   43,837                37,220
      Selling, general and administrative                                   5,648                 4,927
      Interest                                                                444                   602
      Depreciation                                                             73                    47
                                                                  ---------------       ---------------
                                                                           50,002                42,796
                                                                  ---------------       ---------------
INCOME BEFORE INCOME TAXES                                                  1,211                   867
PROVISION FOR INCOME TAXES                                                    462                    50
                                                                  ---------------       ---------------
NET INCOME                                                                    749                   817
RETAINED EARNINGS, BEGINNING OF PERIOD                                      4,079                 3,136
                                                                  ---------------       ---------------
RETAINED EARNINGS, END OF PERIOD                                        $   4,828              $  3,953
                                                                  ===============       ===============

PER SHARE DATA (Primary and Fully Diluted)
      Net income                                                             $.27                  $.30
                                                                  ===============       ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      Primary and fully diluted                                         2,758,213             2,724,395
                                                                  ===============       ===============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                         Nine Months Ended December 31,
                                                                                           1996                  1995
                                                                                      ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                               $  749                $  817
   Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                                           73                    47
      Changes in operating assets and liabilities
            Decrease (Increase) in restricted cash                                                 38                 (403)
            Decrease (Increase) in receivables                                                     15                 (285)
            Increase in real estate inventory                                                   (915)               (2,493)
            Decrease in collateral for bonds payable                                              575                   815
            Increase in accounts payable and accrued liabilities                                1,292                    11
            Increase in customer deposits                                                          29                    26
            Increase in other assets                                                            (232)                  (56)
                                                                                      ---------------      ----------------
Net cash  provided by operating activities                                                      1,624               (1,521)
                                                                                      ---------------      ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Property and equipment, net                                                                 (9)                  (64)
                                                                                      ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from mortgage notes and loans payable                                           28,765                25,582
      Payments of mortgage notes and loans payable                                           (28,995)              (23,976)
      Repayments of bonds payable - finance subsidiaries                                        (541)                 (792)
      Proceeds from stock options exercised                                                        30                  ----
                                                                                      ---------------      ----------------
Net cash  (used) provided in financing activities                                               (741)                   814
                                                                                      ---------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              874                 (771)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                1,214                 1,481
                                                                                      ---------------      ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  2,088                $  710
                                                                                      ===============      ================
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                                                 $1,494                $1,679
                                                                                      ===============      ================
      Income taxes                                                                              $ 230                  $ 64
                                                                                      ===============      ================

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


NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following ( in thousands):

                                                              December 31, 1996           March 31, 1996
                                                           --------------------     --------------------

Accumulated costs of construction completed and in progress             $10,423                   $9,595
  Land and land development costs                                        11,652                   11,504
        Land options and deposits                                           700                      761
                                                           --------------------     --------------------
                                                                        $22,775                  $21,860
                                                           ====================     ====================

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

Condensed financial information is as follows (in thousands):


                                       Condensed Balance Sheets
                                              (Unaudited)

                                                   December 31, 1996                March 31, 1996
                                                -----------------------         -----------------------
Assets:
      Collateral for bonds payable                              $ 5,296                         $ 5,871
      Other assets                                                    8                              30
                                                -----------------------         -----------------------
                                                                 $5,304                         $ 5,901
                                                =======================         =======================
Liabilities and Equity:
      Bonds payable                                             $ 5,119                         $ 5,660
      Equity and intercompany advances                              185                             241
                                                -----------------------         -----------------------
                                                                $ 5,304                         $ 5,901
                                                =======================         =======================



                                  Condensed Statements of Operations
                                              (Unaudited)

                                                            Nine Months Ended December 31,
                                                         1996                           1995
                                                -----------------------       -------------------------
Revenues                                                          $ 402                           $ 548
                                                =======================       =========================

Income before income taxes                                       $   10                          $   16
                                                =======================       =========================


                                                            Three Months Ended December 31,
                                                         1996                           1995
                                                -----------------------       -------------------------
Revenues                                                          $ 131                           $ 186
                                                =======================       =========================

Income before income taxes                                      $     2                          $    4
                                                =======================       =========================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the Company had commitments to purchase 724 finished building lots at a total purchase price of approximately $27,878,000 over a four-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

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

                                     ITEM 2
                                     ------

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $38,069,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from April 1997 to October 1998), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee certain of these obligations up to an aggregate maximum amount of $13,969,000 . At December 31, 1996, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $4,114,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At December 31, 1996, the Company had commitments to purchase 724 finished building lots at a total purchase price of approximately $27,878,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At December 31, 1996, the Company had substantially developed 109 of those undeveloped lots into finished building lots. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

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

The housing market in Metropolitan Washington has become increasingly competitive. The rate of absorption in substantially all areas within the market has decreased while the number of projects have increased. An overall reduction in gross margins and increased selling expenses has resulted in an operating loss in the Metropolitan Washington subsidiary. The Company has made changes in key management and in the way certain operations were conducted. Although management believes that such changes will have a positive effect on operations in the future, there can be no assurance that these changes will have the desired effect or how long adverse market conditions will continue in Metropolitan Washington.

RESULTS OF OPERATIONS
---------------------
The following table sets forth certain information with respect to homes delivered and homes sold during the periods presented, as well as homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands).

                                         Three Months Ended December 31,          Nine Months Ended
                                                 December 31,                       December 31,
                                         -------------------------------   -------------------------------
                                            1996                1995           1996               1995
                                         ----------          -----------   ------------       ------------
Homes delivered
       Units                                    119                   93            336                284
       Home sales revenue                   $18,944              $13,719        $50,721            $42,988
       Average sales price                   $159.2               $147.5         $151.0           $  151.4
Homes sold
       Units                                     94                   85            302                266
       Sales value                          $12,883              $12,504        $44,623            $40,042
       Average sales price                   $137.1               $147.1         $147.8           $  150.5

                                                                                    December 31,
                                                                           -------------------------------
Backlog                                                                        1996               1995
                                                                           ------------       ------------
       Units                                                                        108                103
       Sales value                                                              $19,187            $18,079
       Average sales price                                                       $177.7           $  175.5


The increase in home sales revenue for the three and nine months ended December 31, 1996 compared to the three and nine months ended December 31, 1995 results from an increase in the number of homes delivered. The increase in the average sales price of homes delivered for the three months ended December 31, 1996 is primarily attributable to higher average sales prices. The decrease in the average sales price of homes delivered for the nine months ended December 31, 1996 is attributable to a lower average sales price during the first six months of the period in Metropolitan Washington, D.C. where the sales mix reflected increased sales of a lower priced townhome product, substantially offset by higher average sales prices of single family homes.

Although the number of homes sold during the three and nine months ended December 31, 1996 increased, the average sales price of the homes sold during the period was lower when compared to the prior comparable periods. The increase in the number of homes sold and the lower average sales price is due to a greater proportion of homes sold being from Greater Tampa where prices are generally lower than in Metropolitan Washington, D.C..

The backlog at December 31, 1996 and 1995 includes $3,253,000 and $6,142,000 of contingent contracts.


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                            Three Months Ended December 31,
                                            ---------------------------------------------------------------
                                                        1996                               1995
                                            ----------------------------       ----------------------------
                                              Dollars             %              Dollars              %
                                            ------------      ----------       ------------       ---------
Home sales revenues                              $18,944           100.0            $13,719           100.0
Cost of home sales                                16,394            86.5             11,827            86.2
Gross profit                                       2,550            13.5              1,892            13.8
Selling, general and administrative expenses       2,049            10.8              1,593            11.6
Income before income taxes                           490             2.6                299             2.1

Gross profit increased for the three months ended December 31, 1996 compared to the three months ended December 31, 1995, and gross profit as a percentage of home sales revenue decreased. The increase in gross profit is due to the increase in home sales revenue partially offset by the decrease in the gross profit percentage.

Selling, general and administrative expenses for the three months ended December 31, 1996 increased when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expenses is due to the increase in home sales revenues and higher total selling and marketing expenses. The percentage decrease in selling, general and administrative expenses is due to general and administrative expenses being absorbed over a larger number of units delivered partially offset by the higher per unit selling and marketing expenses.

The change in pre-tax profit for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 reflects the changes in gross profit and in selling, general and administrative expenses described above.

Interest and other income includes $131,000 and $186,000 and interest expense includes $129,000 and $182,000 for the three months December 31, 1996 and December 31, 1995, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995


The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                            Nine Months Ended December 31,
                                            ---------------------------------------------------------------
                                                        1996                               1995
                                            ----------------------------       ----------------------------
                                              Dollars             %              Dollars              %
                                            ------------      ----------       ------------       ---------
Home sales revenues                              $50,721           100.0            $42,988           100.0
Cost of home sales                                43,837            86.4             37,220            86.6
Gross profit                                       6,884            13.6              5,768            13.4
Selling, general and administrative expenses       5,648            11.1              4,927            11.5
Income before income taxes                         1,211             2.4                867             2.0

Gross profit increased for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995, and gross profit as a percentage of home sales revenues increased. The increase in gross profit is due to the increase in home sales revenue and a slightly higher gross profit percentage.

Selling, general and administrative expenses for the nine months ended December 31, 1996 increased when compared with the prior comparable period but decreased nominally as a percentage of the related home sales revenue. The increase in selling, general and administrative expense is due to the increase in home sales revenue and higher total selling and marketing expenses. The percentage decrease in selling, general and administrative expenses is due to general and administrative expenses being absorbed over a larger number of units delivered partially offset by the higher per unit selling and marketing expenses.

The change in pre-tax profit for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995 reflects the changes in gross profit and in selling, general and administrative expenses described above.

Interest and other income includes $ 402,000 and $ 548,000 and interest expense includes $ 392,000 and $522,000 for the nine months ended December 31, 1996 and for the nine months ended December 31, 1995 respectively, generated from wholly-owned finance subsidiaries established to sell collateralized mortage obligations through participation in various multi-builder bond programs.

                                     ITEM 6
                                     ------

                        EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    INTERNATIONAL AMERICAN HOMES, INC.




Date: February 14, 1997             By: /S/ ROBERT J. SUAREZ
                                        --------------------
                                        Robert J. Suarez
                                        President


Date:  February 14, 1997            By: /S/ ROBERT I. ANTLE
                                        --------------------
                                        Robert I. Antle
                                        Executive Vice President, Treasurer, and
                                        Chief Financial Officer