Form 10-K405
period 1997-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1997-06-25
CIK 760678

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR NDED MARCH 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO

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

               9950 Princess Palm Ave., Suite 112, Tampa, Fl 33619 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (813) 664-1100

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      NONE

               Securities registered pursuant to Section 12 (g) of
                                    the Act:

                                 TITLE OF CLASS
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 1, 1997, the number of shares outstanding of the registrant's common stock, $.01 par value, was 2,784,395. As of June 1, 1997 the aggregate market value of the registrant's common stock held by non-affiliates was $ 2,611,612.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No


===============================================================================

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-K

                                      INDEX

                                                                                                            PAGE
Part I.

    Item 1.   Business .......................................................................................3
    Item 2.   Properties .....................................................................................7
    Item 3.   Legal Proceedings ..............................................................................7
    Item 4.   Submission of Matters to a Vote of Security Holders.............................................7

Part II.

    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ......................8
    Item 6.   Selected Financial Data ........................................................................9
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations ....................................................................................11
    Item 8.   Financial Statements and Supplementary Data ...................................................18
    Item 9.   Change in and  Disagreements with Accountants on Accounting and Financial
              Disclosure ....................................................................................18

Part III.

    Item 10.  Directors and Executive Officers of the Registrant ............................................19
    Item 11.  Executive Compensation ........................................................................23
    Item 12.  Security Ownership by Certain Beneficial Owners and Management ................................26
    Item 13.  Certain Relationships and Related Transactions ................................................27

Part IV.

    Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.............................30

Signatures ......................................................................................................32


International American Homes' Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Company's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

                                     PART I
ITEM 1.   BUSINESS

GENERAL DESCRIPTION

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiaries, Porten Sullivan Corporation and Suarez Housing Corporation, designs, builds, and sells single-family homes and townhomes and develops finished building lots, primarily in middle income communities. The Company currently conducts its building and developing activities in suburban residential areas in the Maryland and Virginia suburbs of Metropolitan Washington, D.C. and in Greater Tampa, Florida.

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). Pursuant to the Plan, the Company has completed the initial distribution to creditors by paying $4,149,000 in cash and by issuing 2,043,296 shares of the Company's common stock to the creditors through March 31, 1997. See Note 1, "The Company" and Note 7, "Commitments and Contingencies" in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

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

MARKETS

During the three fiscal years ended March 31, 1997, the Company built and delivered 1,142 homes realizing $172,486,000 in revenues. The following tables summarize, by market area, the Company's sales revenues and number of homes delivered, respectively, for its last three fiscal years.

                                Home Sales Revenue
                              (Dollars in thousands)


                                   Year Ended March 31,
                                ---------------------------

                                 1997      1996      1995
                                -------   -------   -------
      MARKET AREA

Metropolitan Washington, D.C    $25,874   $23,657   $19,559

Greater Tampa, Florida           40,282    32,326    30,788
                                -------   -------   -------

   Total                        $66,156   $55,983   $50,347
                                =======   =======   =======


                                Number of Homes Delivered


                                   Year Ended March 31,
                                ---------------------------

                                 1997      1996      1995
                                -------   -------   -------

      MARKET AREA

Metropolitan Washington, D.C        123       112        87

Greater Tampa, Florida              309       257       254
                                -------   -------   -------

   Total                            432       369       341
                                =======   =======   =======


The Company is currently offering single-family homes and townhomes in 18 communities at prices ranging from $96,000 to $278,000. Purchasers of the Company's homes include both entry-level and move-up buyers. The average sales price of the homes delivered in the year ended March 31, 1997 was $ 153,000.


LAND ACQUISITION AND DEVELOPMENT

The Company generally acquires finished building lots under contracts which spread the acquisition of those lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At March 31, 1997 the Company had commitments to purchase 744 finished building lots at a total purchase price of approximately $27,021,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the near future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At March 31, 1997, the Company had developed 109 of those lots into finished building lots and delivered a substantial number of homes on those lots. The Company is not engaged in any other land development activities.

SUBCONTRACTORS AND SUPPLIERS

The Company constructs homes utilizing subcontractors who operate under the supervision of the Company's staff. The subcontracts are generally fixed-price, short-term agreements. Building materials and subcontractors are readily available in the areas where the Company constructs its homes. Although the Company believes that no relationship with any particular supplier or subcontractor is material to its operations, the Company purchases substantially all of its requirements for lumber and certain other building material products for the homes that it builds in Greater Tampa, Florida from one supplier. The Company does not believe that this relationship results in any significant risk to the Company. Refer to Item 11 (Compensation Committee Interlocks and Insider Participation).

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

BACKLOG

As of March 31, 1997 and 1996, the Company had a backlog of signed contracts for 151 homes with aggregate sales prices of $25,908,000 (including $5,424,000 of contingent contracts) and 142 homes with aggregate sales prices of $25,138,000 (including $8,460,000 of contingent contracts), respectively. The Company anticipates that substantially all the homes in backlog at March 31, 1997 will be delivered by December 31, 1997.


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

The Company requires a cash deposit from purchasers at the time a contract of sale is executed. Such deposits are held in trust, escrow, or segregated bank accounts. Purchasers are permitted to cancel their contract and receive a refund of their deposit under certain limited circumstances including their inability to obtain permanent mortgage financing or to sell their existing home. For the years ended March 31, 1997, 1996 and 1995, the Company experienced cancellation rates of 21%, 19%, and 29%, respectively.

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


COMPETITION

The homebuilding industry is highly competitive and fragmented. The Company competes in the geographic areas in which it operates with numerous residential construction companies ranging from small local builders to large regional and national builders. The Company's competitors include: Pulte Corporation, Centex Corporation, U.S. Home Corporation, Lennar Corporation, M.D.C. Holdings, Inc., NVR, Inc., and Washington Homes, Inc. The national builders and many of the local and regional companies have higher sales and greater financial resources than the Company. The Company considers all homes, whether offered for sale or rent (including apartment and condominium housing), to be competitive with its homes in each local market in which the Company operates. The Company competes primarily on the basis of quality, location, price, design, and reputation in each local market.

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


EMPLOYEES

The Company employed 53 persons as of March 31, 1997 of whom 3 were executive officers, 19 were sales personnel, 14 were administrative and clerical personnel and 17 were involved in construction and supervision of construction. The Company believes its employee relations are satisfactory.



ITEM 2.   PROPERTIES

As of March 31, 1997, the Company occupied leased office facilities in Lanham, Maryland and in Tampa, Florida totaling approximately 8,420 square feet. See
Note 7 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.



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
                                    HIGH               LOW
                                   ------             -----
          CALENDAR YEAR 1995
          First Quarter            $ 1.40             $ .35
          Second Quarter             1.75              1.50
          Third Quarter              1.88               .25
          Fourth Quarter              .88               .31

          CALENDAR YEAR 1996
          First Quarter              1.00               .38
          Second Quarter             1.56               .94
          Third Quarter              1.38              1.13
          Fourth Quarter             1.81               .81

          CALENDAR YEAR 1997
          First Quarter              1.63              1.19


As of June 1, 1997, there were 2,595 stockholders of record.

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

ITEM 6.   SELECTED FINANCIAL DATA

               Selected Consolidated Statements of Operations (1)
                             (Dollars in thousands)


                                      Year Ended March 31,
                            -----------------------------------------
                                                                         Period       Period
                                                                        August 13,    April 1,
                                                                       1992 through 1992 through
                              1997       1996       1995       1994      March 31,   August 12,
                                                                           1993        1992
                            --------   --------   --------   --------    --------    --------
Revenues:
Home sales                  $ 66,156   $ 55,983   $ 50,347   $ 34,356    $ 19,618    $ 11,569

Land sales                      --         --         --         --            28          32

Interest and other income        617        792        878      1,277       1,116         949
                            --------   --------   --------   --------    --------    --------
                              66,773     56,775     51,225     35,633      20,762      12,550
                            --------   --------   --------   --------    --------    --------

Costs and expenses:

Cost of home sales            57,712     48,425     43,455     28,814      16,476       9,898

Cost of land sales              --         --         --         --            28          33

Net charge to write down        --         --         --         --          --           240
real estate inventory,
receivables, investments
in and advances to
unconsolidated
partnerships, and adjust
lease expense

Selling, general and           7,455      6,541      5,673      4,560       2,252       1,973
administrative

Interest                         545        747        857      1,239       1,077         647

Depreciation                     131         59         81         64          25          11
                            --------   --------   --------   --------    --------    --------
                              65,843     55,772     50,066     34,677      19,858      12,802
                            --------   --------   --------   --------    --------    --------
Income (loss) before             930      1,003      1,159        956         904        (252)
income taxes and
extraordinary item
                            --------   --------   --------   --------    --------    --------
Provision (Benefit) for          280         60         72       (124)        (65)        (18)
income taxes
                            --------   --------   --------   --------    --------    --------
Income (loss) before             650        943      1,087      1,080         969        (234)
extraordinary item

Extraordinary item:

Effect of Plan of               --         --         --         --          --        16,303
Reorganization
                            --------   --------   --------   --------    --------    --------
Net income                  $    650   $    943   $  1,087   $  1,080    $    969    $ 16,069
                            ========   ========   ========   ========    ========    ========

               Selected Consolidated Statements of Operations (1)


                                           Year Ended March 31,
                          ---------------------------------------------------------
                                                                                                Period              Period
                                                                                          August 13, 1992       April 1, 1992
                                                                                              through              through
                              1997           1996           1995             1994         March 31, 1993      August 12, 1992
                           --------      ---------      ---------        ---------        ---------------     ---------------
Per Common Share:

Income (loss) before         $  .24         $  .35         $  .40           $   40                 $  .36           $   (.34)
extraordinary item

Extraordinary item:

Effect of Plan of                --             --             --               --                     --              23.93
Reorganization
                           --------      ---------      ---------        ---------              ---------         ----------
Net income                   $  .24         $  .35         $  .40           $  .40                 $  .36           $  23.59
                           ========      =========      =========        =========              =========         ==========

Weighted average number
of shares used in
earnings per share data,   2,765,025     2,724,395      2,724,395        2,724,395              2,724,395            681,099
as adjusted for the
Reverse Stock Split
                           ========      =========      =========        =========              =========         ==========



                  Selected Consolidated Balance Sheet Data (1)
                             (Dollars in thousands)



                          March 31,   March 31,    March 31,    March 31,    March 31,    August 12,
                            1997        1996         1995         1994         1993          1992
                          --------    --------     --------     ---------    ---------    ----------

Receivables                $   949     $ 1,223      $   444       $   431      $   445       $   204

Collateral forbonds          4,972       5,871        7,620         9,666       14,170        17,037
payable

Real estate inventory       22,654      21,860       16,997        11,177        9,143         8,890

Total assets                31,757      31,527       27,668        25,395       28,082        34,090

Mortage notes and loans     13,967      13,814        9,724         6,116        6,003         6,973
payable

Bonds payable                4,800       5,660        7,362         9,337       13,699        16,493

Total liabilities           24,623      25,073       22,177        20,971       24,738        31,715

Stockholders' equity         7,134       6,454        5,511         4,424        3,344         2,375


                ________________________________________________


(1) In conjunction with the reorganization, the Company adopted fresh start reporting pursuant to which all assets and assumed liabilities are restated to reflect their reorganization value which approximates their fair value at the date of reorganization. Accordingly, the Selected Consolidated Statements of Operations for the period August 13, 1992 through March 31, 1997 and the Selected Consolidated Balance Sheet Data as of August 12, 1992, March 31, 1993, March 31, 1994, March 31, 1995, March 31, 1996 and March 31,
    1997 are not comparable to the related statements for any prior period and as of any prior date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International American Homes' Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Company's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $38,219,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from May 1997 to October 1998), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has personally guaranteed certain of these obligations in the aggregate maximum amount of $13,969,000, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1997, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $3,772,000.

The Company generally acquires finished building lots under contracts which spread the acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of homes on those lots. At March 31, 1997, the Company had commitments to purchase 744 finished building lots at a total purchase price of approximately $27,021,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the near future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At March 31, 1997, the Company had developed 109 of those lots into finished building lots and delivered a substantial number of homes on those lots. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

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

The Plan does not permit the subsidiaries of the Company to pay any dividends to the Company. The Plan further prohibits the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any money to any other party except in the ordinary course of business. These restrictions are effective until August 12, 1998 and by their nature require the Company's subsidiaries to be self-sufficient. From time to time, a subsidiary of the Company makes a purchase of land or finished building lots from or on behalf of another subsidiary and later resells that land to the latter on terms that will assure that the accommodation purchaser recovers its costs. While such transactions can temporarily affect the cash flow of each of the participating subsidiaries, they do not impact the overall cash flow of the Company. The Plan further provides for the payment of distributions to the creditors equal to 50 percent of excess cash flows (as defined by the Plan), if any, generated by the Company's subsidiaries for the periods ending June 30, 1993 through June 30, 1998. Any such payment of 50 percent of the excess cash flow would be funded from the excess cash flow generated. Despite these requirements and restrictions, management believes that the Company and each of its subsidiaries currently have adequate liquidity to meet their financial obligations. However, there is no assurance that these requirements and restrictions will not have an impact on the future liquidity of the Company or its subsidiaries.

The housing market in Metropolitan Washington has become increasingly competitive. The rate of absorption in substantially all areas within the market has decreased while the number of projects has increased. An overall reduction in gross margins and increased selling expenses have resulted in a significant operating loss in the Metropolitan Washington subsidiary. The Company has made changes in key management and in the way certain operations are conducted. Although management believes that such changes will have a positive effect on operations in the future, there can be no assurance that these changes will have the desired positive effect or how long adverse market conditions will continue in Metropolitan Washington.

RESULTS OF OPERATIONS

The following tables sets forth certain information with respect to homes delivered and homes sold during the periods presented (dollars in thousands).


                                     Year Ended March 31,
                               -------------------------------
                                  1997        1996        1995
                               -------     -------     -------
Homes delivered
    Units                          432         369         341
    Home sales revenue         $66,156     $55,983     $50,347
    Average sales price        $ 153.1     $ 151.7     $ 147.6
Homes sold
    Units                          441         390         351
    Sales value                $66,730     $60,096     $53,891
    Average sales price        $ 151.3     $ 154.0     $ 153.5

The increase in home sales revenues for the year ended March 31, 1997 compared to the year ended March 31, 1996 and the increase in home sales revenues for the year ended March 31, 1996 compared to the year ended March 31, 1995 both result from a combination of an increase in the number of units delivered and an increase in the average sales price of the units delivered. The increase in the number of units delivered for the year ended March 31, 1997 compared to the year ended March 31, 1996 is due primarily to a substantial increase in the number of units delivered in Greater Tampa, Florida. The increase in the number of units delivered for the year ended March 31, 1996 compared to the year ended March 31, 1995 is due to the opening of new communities primarily in Metropolitan Washington, D.C. The increase in the average price of units delivered for the year ended March 31, 1997 compared to the year ended March 31, 1996 is due primarily to increased sales prices in Greater Tampa, Florida. The increase in the average price of the units delivered for the year ended March 31, 1996 compared to the year ended March 31, 1995 is due primarily to increased sales prices in Greater Tampa, Florida and a greater percentage of deliveries in Metropolitan Washington, D.C. where the average sales price is higher than in Greater Tampa, Florida.

The Company realized an increase in the number of homes sold during the year ended March 31, 1997 compared to the year ended March 31, 1996 and an increase during the year ended March 31, 1996 compared to the year ended March 31, 1995. The increase in the number of homes sold during the year ended March 31, 1997 compared to the year ended March 31, 1996 results from a substantial increase in the number of homes sold in Greater Tampa, Florida. The increase in the number of homes sold during the year ended March 31, 1996 compared to the year ended March 31, 1995 is attributable to an increase in the number of communities in which the company builds homes and a greater number of sales in each community.

The decrease in the average sales price of the homes sold during the year ended March 31, 1997 compared with the prior year is attributable to a greater proportion of sales coming from Greater Tampa, Florida where the average sales price is lower combined with a reduction in the average sales price in Metropolitan Washington, D.C. resulting from competitive factors and the sale of lower priced townhome product. The increase in the average sales price of the homes sold during the year ended March 31, 1996 compared with the prior year is attributable to higher sales prices in Greater Tampa, Florida which were partially offset by lower prices in Metropolitan Washington, D.C., where the average sales price decreased due to the introduction of a lower priced townhome product.

The following tables sets forth certain information with respect to homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands).

                                   Year Ended March 31,
                               ------------------------------
                                  1997         1996      1995
                               -------      -------   -------
Backlog
    Units                          151          142       121
    Sales value                $25,908      $25,138   $21,025
    Average sales price        $ 171.6      $ 177.0   $ 173.8


The Backlog at March 31, 1997, 1996, and 1995 includes $5,424,000, $8,460,000, and $3,353,000 of contingent contracts, respectively.

From March 31, 1995 to March 31, 1997 the Company realized an annual increase in the number of its backlog of sales contracts. This increase is attributable to a greater number of communities in which the company builds homes as well as an increase in the number of sales per community in Greater Tampa, Florida which offset the decrease in the number of sales per community in Metropolitan Washington, D.C..

The average sales price of the backlog of sales contracts decreased from March 31, 1996 to March 31, 1997 primarily as a result of a greater proportion of the backlog coming from Greater Tampa, Florida where the average sales prices are lower than in Metropolitan Washington, D.C.. From March 31, 1995 to March 31, 1996 the company realized an increase in the average sales price of the contracted backlog. This increase is attributable to a greater percentage of the backlog coming from Metropolitan, Washington, D.C. where the average sales price is substantially higher than in Greater Tampa, Florida.

YEAR ENDED MARCH 31, 1997 COMPARED TO THE YEAR ENDED MARCH 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                                         Year Ended March 31,
                                                   -----------------------------------------------------------------
                                                                 1997                             1996
                                                   --------------------------------- -------------------------------
                                                         Dollars             %            Dollars            %
                                                   ----------------- --------------- --------------- ---------------
  Home sales revenues                                      $ 66,156          100.0        $ 55,983           100.0
  Cost of home sales                                         57,712           87.2          48,425            86.5
  Gross profit                                                8,444           12.8           7,558            13.5
  Selling, general and administrative expenses                7,455           11.3           6,541            11.7
  Pre-tax profit                                                930            1.4           1,003             1.8

While gross profit increased for the year ended March 31, 1997 compared to the year ended March 31, 1996, gross profit as a percentage of home sales revenue decreased from 13.5% to 12.8%. This percentage decrease results primarily from the comparative increase in all direct and indirect construction costs. These cost increases could not be fully recouped through higher sales prices due to strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the year ended March 31, 1997 increased when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expense is due to the increase in home sales revenue and higher total selling and marketing expenses. The percentage decrease in selling, general and administrative expenses is due to general and administrative expenses being absorbed over a larger number of units delivered partially offset by higher per unit selling and marketing expenses.

The change in pre-tax profit for the year ended March 31, 1997 compared to the year ended March 31, 1996 is a reflection of the changes in gross profit and in selling, general, and administrative expenses as discussed above.

Uncertain local economic conditions in all areas where the Company operates may adversely affect sales of new homes and the level of gross profit. The Company is unable to predict the extent to which such factors will adversely affect the Company's operations in the future.

The housing market in Metropolitan Washington has become increasingly competitive. The rate of absorption in substantially all areas within the market has decreased while the number of projects have increased. An overall reduction in gross margins and increased selling expenses have resulted in a significant loss in the Metropolitan Washington subsidiary. The Company has made changes in key management and in the way certain operations are conducted. Although management believes that such changes will have a positive effect on operations in the future, there can be no assurance that these changes will have the desired effect or how long adverse market conditions will continue in Metropolitan Washington.

See "Fresh Start Reporting" appearing under Note 2, "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

INTEREST AND OTHER INCOME

Interest and other income includes $483,000 and $647,000 and interest expense includes $471,000 and $623,000 for the years ended March 31, 1997 and March 31, 1996, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

INCOME TAXES

The provision for income taxes for the year ended March 31, 1997 of $280,000 includes federal and state income taxes at statutory rates. The provision for income taxes of $60,000 for the year ended March 31, 1996 is for state income tax only as a provision for federal income tax was not required for the year ended March 31, 1996, due to the utilization of net operating loss carryforwards.

YEAR ENDED MARCH 31, 1996 COMPARED TO THE YEAR ENDED MARCH 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                                         Year Ended March 31,
                                                   -----------------------------------------------------------------
                                                                1996                             1995
                                                   -------------------------------- --------------------------------
                                                           Dollars             %          Dollars             %
                                                   ----------------- --------------- --------------- ---------------
  Home sales revenues                                      $ 55,983          100.0        $ 50,347           100.0
  Cost of home sales                                         48,425           86.5          43,455            86.3
  Gross profit                                                7,558           13.5           6,892            13.7
  Selling, general and administrative expenses                6,541           11.7           5,673            11.3
  Pre-tax profit                                              1,003            1.8           1,159             2.3

While gross profit increased for the year ended March 31, 1996 compared to the year ended March 31, 1995, gross profit as a percentage of home sales revenue decreased from 13.7% to 13.5%. This percentage decrease results primarily from the comparative increase in developed lot costs from period to period as well as increases in other construction costs. These costs increases could not be recouped through higher sales prices due to strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the year ended March 31, 1996 increased when compared with the prior comparable period and increased as a percentage of the related home sales revenue. These increases are due to the increase in sales and are also due to an increase in the fixed components of selling, general and administrative expenses.

The change in pre-tax profit for the year ended March 31, 1996 compared to the year ended March 31, 1995 is a reflection of the changes in gross profit and in selling, general, and administrative expenses as discussed above.

Uncertain local economic conditions in the areas where the Company operates adversely affected sales of new homes and the level of gross profit.

See "Fresh Start Reporting" appearing under Note 2, "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

INTEREST AND OTHER INCOME

Interest and other income includes $647,000 and $791,000 and interest expense includes $623,000 and $752,000 for the years ended March 31, 1996 and March 31, 1995, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

INCOME TAXES

The provisions for income taxes for the years ended March 31, 1996 and 1995 of $60,000 and $72,000, respectively, are for state income taxes and were provided for at the statutory rates. Provisions for federal income taxes were not required for the years ended March 31, 1996 and 1995 due to the utilization of net operating loss carryforwards, however, the Company expects to incur federal income tax liability at statutory rates in the future.

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is incorporated herein by reference to the information provided at Pages F-1 through F-19 of this report.



ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                  AGE               OFFICE

Robert J. Suarez                      48                Chairman and President

Robert I. Antle                       42                Executive Vice President , Treasurer, Chief
                                                        Financial Officer and Secretary

William D. Aiken                      40                Director

Dionel Cotanda                        59                Director

Peter A. Davis                        60                Director

Robert E. Everett                     64                Director

James G. Farr                         48                Director

Brian Gibney                          45                Director

Jeffrey D. Prol                       34                Director



ELECTION OF DIRECTORS

    On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The Plan became effective on August 27, 1992 (the "Effective Date").

    The Plan stipulates how the Board of Directors is to be structured during the six-year period beginning on the Effective Date. The Plan provides that during that six-year period, the Board of Directors shall consist of (i) the Presidents of Suarez Housing Corporation and Porten Sullivan Corporation, the principal subsidiaries of the Company; (ii) four directors to be appointed by the Creditors Committees; and (iii) three directors to be elected by the stockholders. Four directors were appointed by the Creditors Committees in 1992. Three directors were elected by the stockholders at the 1995 Annual Meeting, one of whom, Mr. Philip T. Mercer, resigned as a director on November 20, 1995. Mr. James G. Farr was elected by the stockholders at 1996 annual meeting to serve the remaining two years of Mr. Mercer's term or until his successor is elected and qualified at the following Annual Meeting. Mr. Robert I. Antle became a member of the Board of Directors in December 1996 when he was appointed acting President of Porten Sullivan Corporation . He replaced Mr. Kenneth W. Carlson .

DIRECTORS CONTINUING IN OFFICE

    The following table sets forth, as to each director continuing in office, such director's name, his age, the year in which he was first elected a director of the Company, his principal occupation during the past five years and certain other directorships, if any, held by him. All executive officers are also Directors.


Name, Age, Principal Occupation,                                                                          Served as
      AND OTHER DIRECTORSHIPS                                                                        DIRECTOR SINCE
-------------------------------                                                                      --------------
Robert J. Suarez (age 48) .....................................................................................1992
        Mr. Suarez was appointed Chairman and President of the Company in September 1992. He co-founded
        Suarez  Housing Corporation  in 1974. Mr. Suarez has for more than five years served as Chairman and President of Suarez Housing Corporation.

Robert I. Antle (age 42) ......................................................................................1996
        Mr. Antle became a member of the Board of Directors in December 1996 when he was appointed Acting
        President of Porten Sullivan Corporation.  Mr. Antle is also a Director of  Porten Sullivan
        Corporation. Mr. Antle has served as Acting President and Chairman of Porten Sullivan Corporation
        since December  1996. For a period of more than five years, Mr. Antle has been employed by Suarez
        Housing Corporation as Vice President, Chief Financial Officer and Secretary.  He currently serves as Executive Vice President, Treasurer, Secretary and Chief Financial Officer of the Company.

William D. Aiken (age 40) .....................................................................................1992
        Mr.  Aiken was appointed to the Board of  Directors  by the  Official  Creditors Committee in the
        Reorganization Cases of International  American Homes, Inc., Inland Pacific  Communities, Inc.,
        Porten Sullivan Corporation of Florida, Suarez Housing Corporation, Beacon Hill Farm Associates II
        and Lakeview Professional Park (the "IAH Creditors Committee"). Mr. Aiken is also a Director of
        Suarez Housing Corporation. Mr. Aiken is a Certified Public Accountant who has been engaged in private practice in Lake Worth, Florida since 1992. Prior to 1992, and for a period of more than five years, Mr. Aiken was the Chief Financial Officer of Pope Associates,  Tru-Line Industries, and
        ADP Lumber, which were primarily  engaged in the businesses of retail building materials and roof and floor truss manufacturing in Southeastern Florida.

Dionel Cotanda (age 59) .......................................................................................1992
        Mr. Cotanda was appointed to the Board of Directors by the IAH Creditors  Committee.  Mr. Cotanda
        is also a Director of Suarez Housing Corporation. Mr. Cotanda has been President, Chief Executive
        Officer and Director of Robbins Engineering, Inc. since its organization in 1990. In addition,
        Mr. Cotanda has for a period of more than five years been Vice President and since 1993 been a
        Directorof Robbins Manufacturing Company. Robbins Engineering, Inc. is a supplier of engineering services, metal plate connectors and software to the metal plate connected wood truss industry.
        Robbins  Manufacturing  Company is a supplier of metal plate connected  wood  trusses, lumber and related building material products. Robbins Engineering, Inc. and Robbins Manufacturing Company
        are both located in Tampa, Florida.

Peter A. Davis (age 60)........................................................................................1994
        Mr. Davis has been a consultant to the Company since November 1992. Mr. Davis was employed by the
        Company from January 1985 to November 1992 in various  capacities.  From June 1989 until September
        1992 he served as Executive  Vice  President  of the Company and from January 1985 to June 1989 he served  as Chief  Financial Officer of the  Company. From May 1988 to September  1992 he was a
        Director of the Company. Mr. Davis is a Certified Public Accountant.





Robert E. Everett (age 64) ....................................................................................1992
        Mr. Everett was  appointed to the Board of Directors by the Official Creditors  Committee in the
        reorganization  Cases of Porten Sullivan Corporation and J&S Development  Associates (the "Porten
        Sullivan Creditors Committee"). Mr. Everett is also a Director of Porten  Sullivan  Corporation.
        Mr. Everett has for a period of more than five  years been  Executive  Vice President of McCrea
        Equipment Company, Inc., a heating, ventilating and air conditioning contractor in Metropolitan
        Washington, D.C.

James G. Farr (age 48) ........................................................................................1996
       Mr. Farr is an  attorney and has for a period of more than five years been the  President  and Chief
       Executive  Officer of Paramount Title Corporation, a company of which he is the sole stockholder.
       Paramount Title Corporation conducts a transactional real estate practice and title insurance business in Tampa, Florida.

Brian Gibney (age 45) .........................................................................................1992
        Mr. Gibney was appointed to the Board of Directors by the Porten Sullivan Creditors Committee. Mr.
        Gibney is also a Director of Porten Sullivan Corporation.  Mr. Gibney is a  Certified Public
        Accountant, and has for a period of more  than five years been a shareholder in the public accounting firm of M.D. Oppenheim & Company in Iselin, New  Jersey where he is engaged in commercial auditing and accounting and litigation support practice.

Jeffrey D. Prol (age 34).......................................................................................1994
        Mr. Prol is an  attorney and for a period of more than five years has been  associated with and became member of the law firm of Ravin, Sarasohn, Cook, Baumgarten, Fisch & Rosen, P.C. ("Ravin,
        Sarasohn") of Roseland, New Jersey. Ravin, Sarasohn served as counsel to the Company in connection with the Chapter 11 bankruptcy filings. Mr. Prol was one of the principal attorneys involved in that matter.


THE BOARD OF DIRECTORS AND ITS COMMITTEES

    The Board of Directors has an Executive Committee which has the authority to review and approve all land acquisitions by the Company's subsidiaries and all guarantees by the Company of loans to the Company's subsidiaries. Members of the Executive Committee are Mr. Suarez, Mr. Antle, Mr. Cotanda, Mr. Davis, and Mr. Everett.

    The Board of Directors has an Audit Committee which reviews the Company's internal controls, accounting policies, financial reporting, and the scope and results of the audit engagement. It meets with appropriate Company financial personnel and independent auditors in connection with these reviews. The Committee also recommends to the Board the appointment of the independent auditors. Members of the Audit Committee are Mr. Gibney, Mr. Aiken, and Mr. Davis.

    The Board of Directors has a Compensation Committee which makes recommendations to the Board of Directors regarding the amount of and form of compensation awarded to the executive officers of the Company and to other employees of the Company whose annual salaries exceed $75,000 per year. The Compensation Committee also administers the Company's Non-Qualified Stock Option Plan. Members of the Compensation Committee are Mr. Cotanda, Mr. Davis, and Mr. Everett.

    The Board of Directors has a Nominating Committee which recommends to the Board of Directors candidates for election as directors and will consider nominations by stockholders submitted in writing to the Chairman of the Board of Directors. Members of the Nominating Committee are Mr. Suarez, Mr. Antle, and Mr. Cotanda.

    The Board of Directors has a Conflicts of Interest Committee which approves transactions involving any actual or potential conflict of interest between the Company and any officer, director, employee, or agent. Members of the Conflicts of Interest Committee are Mr. Prol and Mr. Gibney.

    Five meetings of the Board of Directors were held during the fiscal year ended March 31, 1997. All of the Directors attended at least 75% of those meetings. Two meetings of the Audit Committe and one meeting each of the Compensation Committee and Nominating Committee were held during the fiscal year ended March 31, 1997.

DIRECTOR COMPENSATION

    Directors who are employees of the Company receive no additional remuneration for their services as directors. Non-employee directors -- those directors not entitled to receive any salary from the Company or its subsidiaries -- receive for each Board or committee meeting attended, a fee of $1,500 and reasonable travel and other out-of-pocket expenses incurred. See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" for information regarding the consulting agreement and the Participation Agreement between the Company and Mr. Peter A. Davis.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth a summary of annual and long-term compensation paid by the Company during the fiscal years ended March 31, 1997, 1996, and 1995 to the Chief Executive Officer of the Company and to the other executive officers of the Company whose total compensation for the fiscal year ended March 31, 1997 was in excess of $100,000.

                         Summary Compensation Table (1)

                                                                    Annual Compensation
                                                                ------------------------------
           Name and                   Year                       Salary                       Bonus
      Principal Position                                           ($)                         ($)
 ------------------------------     ----------                 ------------                -------------
 Robert J. Suarez, (2)                   1997                     $295,888                      $50,000
 Chairman and President                  1996                      281,115                            0
                                         1995                      262,006                            0
 Robert I. Antle, (2)                    1997                     $162,276                      $33,000
 Executive Vice President,               1996                      142,286                       15,000
 Treasurer, Chief Financial              1995                      140,300                       13,000
 Officer and Secretary
 Kenneth W. Carlson, (3)                 1997                     $113,654                      $25,000
 Vice President                          1996                      138,462                            0
                                         1995                            0                            0
 Michael P. Villa, (3)                   1997                      $88,457                       $7,500
 Vice President, Treasurer               1996                      100,000                       12,000
 and Chief Financial Officer             1995                      102,923                            0


(1) The columns designated for the reporting of other annual compensation, restricted stock awards, long-term incentive plan payouts, and long-term compensation awards have been omitted because no compensation of a type required to be reported under such columns was paid to the named executive officers during the period covered by the table. The Company does not grant stock appreciation rights of any kind.

(2) Upon the confirmation of the Plan of Reorganization on August 12, 1992, Suarez Housing Corporation entered into an employment agreement with Robert
    J. Suarez. See "Employment Agreements" below. Subsequently, in September 1992, Mr. Suarez and Mr. Antle were appointed to their positions as Chairman and President, and as Vice President and Secretary, of the Company, respectively. Mr. Antle was subsequently elevated to the position of Executive Vice President, Treasurer and Chief Financial Officer. Accordingly, the compensation appearing on the table above represents all compensation received by the named executive officers from Suarez Housing Corporation during the fiscal years ended March 31, 1997, 1996, and 1995. The named executive officers do not receive compensation directly from the Company.

(3) No longer employed by the Company.

STOCK OPTIONS

    During the fiscal year ended March 31, 1997 a stock option was granted to Robert J. Suarez in the amount of 100,000 shares. The exercise price of $1.3125 was the fair market value on the date the option was granted.

    The following table sets forth certain information with respect to the named executive officers concerning the exercise of stock options during the fiscal year ended March 31, 1997 and the value of unexercised stock options held as of March 31, 1997.

   Aggregated Option Exercises in Fiscal Year 1997 and Year-End Option Values


                                                       Number of Securities               Value of Securities
                    Shares         Value              Underlying Unexercised             Underlying Unexercised
                 Acquired on      Realized                  Options                     In-the-Money Options
                 Exercise (#)        ($)               at Fiscal Year End              at Fiscal Year End($)(1)
                                                 ------------------------------    -------------------------------
 Name                                            Exercisable      Unexercisable      Exercisable     Unexercisable
-------------    -------------    -----------    -----------      -------------      -----------     -------------


Robert J.           50,000         $ 31,250               0            100,000            --           $ 118,750
Suarez

Robert I.              --              --             2,500               --          $  2,968              --
Antle


(1) The fair market value of the Common Stock at the Company's fiscal year end, March 31, 1997, was $ 1 3/16 per share based upon the last trade price as reported by Bloomberg Financial Services.

EMPLOYMENT AGREEMENT

    In accordance with the terms of the Plan, the Company entered into an employment agreement with Robert J. Suarez. The employment agreement was approved by the Bankruptcy Court as part of the Plan and became effective as of the date of confirmation of the Plan, August 12, 1992. Mr. Suarez is currently employed by the Company as Chairman and President. He is also employed by Suarez Housing Corporation as Chairman and President. The employment agreement originally was to expire on August 12, 1995 and was extended by the Board in June 1995 for three additional years, subject to certain modifications, so that it now expires on August 12, 1998. The employment agreement provides for base compensation during the initial three-year term of $250,000 per annum to be adjusted annually in accordance with changes in the Consumer Price Index ("CPI"). At August 12, 1993 the base compensation was adjusted to $257,500 per annum, and at August 12, 1994 the base compensation was adjusted to $264,710 per annum. Mr. Suarez' base compensation was increased to $290,000 on August 12, 1995 and to $299,820 on August 12, 1996 and hereafter will be adjusted annually in accordance with changes in the CPI. The employment agreement can be terminated at any time for cause, without any further payment. If the employment agreement is terminated without cause, Mr. Suarez shall be entitled to additional compensation equal to six months' pay. The employment agreement, as extended, provides that in the event Mr. Suarez' employment agreement is not renewed on substantially the same terms and conditions, the Company will pay Mr. Suarez six months' base compensation in return for his consulting services during such period. Mr. Suarez agreed, for a number of months (such number of months to coincide with the number of months of termination or non-renewal benefit) after any termination of his employment, not to engage in any business enterprise involving the sale and/or construction of residential housing in direct competition with the Company. Mr. Suarez also agreed, for one year after any termination of his employment, not to induce any employee of the Company to render any services, absent the Company's prior written approval, to or for any person or entity in direct competition with the Company's then existing construction activities.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Dionel Cotanda, a member of the Compensation Committee of the Board of Directors, is President, Chief Executive Officer, and Director of Robbins Engineering, Inc. and Vice President and Director of Robbins Manufacturing Company. During the year ended March 31, 1997, Robbins Engineering, Inc. and

Robbins Manufacturing Company sold engineering services, metal plate connected wood trusses, lumber, and related building material products in the amount of approximately $ 3,240,000 to Suarez Housing Corporation.

    Mr. Robert E. Everett, a member of the Compensation Committee of the Board of Directors, is Executive Vice President of McCrea Equipment Company, Inc. During the year ended March 31, 1997, McCrea Equipment Company sold heating, ventilating and air conditioning systems in the amount of approximately $671,000 to Porten Sullivan Corporation.

    Mr. Peter A. Davis, a member of the Compensation Committee of the Board of Directors, has served as a consultant to the Company since November 1992. The Company entered into a one-year consulting agreement with Mr. Davis commencing November 1, 1992. This agreement was subsequently renewed under similar terms and conditions for four additional one-year terms which expire on November 1, 1997. The agreement provides for Mr. Davis to assist the Company in a broad range of areas. Mr. Davis receives compensation at the rate of $1,000 per day with a minimum compensation of $42,000 per year. During the fiscal year ended March 31, 1997, the Company paid $39,000 to Mr. Davis for his consulting services.

    Mr. Peter A. Davis entered into a Participation Agreement with Suarez Housing Corporation for the construction and sale of custom homes in Martin County, Florida. Suarez Housing Corporation will own the property acquired and provide administrative support services. Mr. Davis will manage construction and sales activities. The parties have agreed to equally fund capital contributions as required. Profits or losses will be shared equally. Mr. Davis agreed to fund the construction costs for the initial home and received reimbursement on such funds advanced at the monthly effective rate paid on bank borrowings by Suarez Housing Corporation. Construction and delivery of the initial home was completed in February 1997. An initial payment of $27,500 was made in March 1997 in accordance with the profit sharing formula in the Participation Agreement.

ITEM 12.  SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Common Stock as of March 31, 1997 held by (i) each director of the Company, and each executive officer whose name appears in the Summary Compensation Table below, and all directors, nominees for director, and executive officers as a group and (ii) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock. Except as noted, the individuals named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them:

                                                      Number of Shares         Percent
NAME                                                BENEFICIALLY OWNED        OF CLASS
----                                                ------------------        --------
Robert J. Suarez                                               811,884          29.16%
Robert I. Antle (3)                                             14,545               *
William D. Aiken(1)                                              3,333               *
Dionel Cotanda(1)                                               20,081               *
Peter A. Davis(1) (6)                                          137,333           4.93%
Robert E. Everett(1)                                             3,333               *
James G. Farr(2)                                                 1,666               *
Brian Gibney(1)                                                  3,333               *
Jeffrey D. Prol(1)                                               4,333               *
 Ronald I. Heller(5)                                           201,572           7.24%
All current directors, executive officers, and 5%            1,201,413          42.78%
shareholders as a group (10 persons) (4)

*   Less than one percent (1%).


(1) Includes 3,333 shares of Common Stock which each director has the right to acquire within sixty (60) days through the exercise of options. Such shares are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by each of those directors, but not for the purpose of computing the percentage of class beneficially owned by any other person.

(2) Includes 1,666 shares of Common Stock which each director has the right to acquire within sixty (60) days through the exercise of options. Such shares are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by each of those directors, but not for the purpose of computing the percentage of class beneficially owned by any other person.

(3) Includes 2,500 shares of Common Stock which Mr. Antle has the right to acquire within sixty (60) days through the exercise of options. Such shares are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by Mr. Antle, but not for the purpose of computing the percentage of class beneficially owned by any other person.

(4) Includes 24,164 shares of Common Stock which current officers and directors have the right to acquire within sixty (60) days through the exercise of options. Such shares are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by the directors and executive officers as a group, but not for the purpose of computing the percentage of class beneficially owned by any other group.

(5) Mr Ronald I. Heller filed a form 13D on December 9, 1996 disclosing ownership of 197,683 shares. Mr Heller is not affiliated with the company or its subsidiaries in any capacity. At March 31, 1997, Mr. Heller reported ownership of 201,572 shares.

(6) Does not include 104,873 shares held by Ina J. Davis for which any beneficial interest is disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective January 1994, Mr. Suarez agreed to personally guarantee certain bank loans for Suarez Housing Corporation. At March 31, 1997, the maximum aggregate principal amount of loans eligible for the guarantee was $13,969,000, and the outstanding principal amount of the loans guaranteed at March 31, 1997 was $3,772,000. The Company has agreed to indemnify Mr. Suarez in the event that this personal guarantee is called upon, and to the extent that Mr. Suarez makes any payments on account of the guarantees, he will succeed to the secured interests of the party to whom the payment is made. The Board of Directors has granted additional compensation to Mr. Suarez in consideration for his personal guarantees. The additional compensation is equal to one percent (1%) per annum of the maximum aggregate principal amount of loans that could be guaranteed. Mr. Suarez has voluntarily limited such compensation to $80,000 per year. During the fiscal year ended March 31, 1997, the Company paid $80,000 to Mr. Suarez in consideration for his personal guarantees.

    During the fiscal year ended March 31, 1997, Suarez Housing Corporation paid $764,000 for twenty-eight finished building lots that it purchased from a partnership in which Mr. Suarez is a one-third partner and in which the brother of Mr. Suarez is a one-third partner. Such purchase was in the normal course of business and was at a price based on an independent appraisal.

    Mr. James G. Farr, a Director, is the sole stockholder and President and Chief Executive Officer of Paramount Title Corporation. During the year ended March 31, 1997, Paramount Title Corporation provided settlement and title insurance services for substantially all the homes sold by Suarez Housing Corporation.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL

    The Compensation Committee administers the Company's executive compensation program and makes specific recommendations to the Board of Directors regarding the amount and form of compensation awarded to the executive officers of the Company and to other employees of the Company whose annual salaries exceed $75,000 per year. The Compensation Committee also administers the Company's Non-Qualified Stock Option Plan. The Compensation Committee is composed of three non-employee directors. See "The Board and its Committees."

    The Company's executive compensation program is intended to enable the Company to attract, retain and motivate highly qualified executives for the Company and to create an incentive to increase stockholder value. This policy is implemented through the payment of salaries and bonuses and the granting of stock options.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    In accordance with the terms of the Plan, on August 12, 1992 Suarez Housing Corporation entered into an employment agreement with Robert J. Suarez pursuant to which he serves as Chairman and President of Suarez Housing Corporation. See "Executive Compensation -- Employment Agreements". This employment agreement, which was approved by the Bankruptcy Court, governed the terms of Mr. Suarez' employment including his compensation and covered the period from August 12, 1992 through August 12, 1995, at which time Mr. Suarez' annual salary was $262,006. On June 22, 1995, the Compensation Committee recommended and the Board of Directors approved a three-year renewal of Mr. Suarez' employment agreement with an annual salary of $290,000 subject to annual CPI adjustments. Factors that were considered in making this recommendation included the performance of the Company and the compensation received by Chief Executive Officers of comparable companies. The market value of the Company's stock was not a factor considered in determining the Chief Executive Officer's compensation. All of Mr. Suarez' compensation is received from Suarez Housing Corporation. He does not receive any compensation directly from the Company. During the fiscal year ended March 31, 1997 a stock option was granted to Robert J. Suarez in the amount of 100,000 shares. The exercise price of $1.3125 was the fair market value on the date the option was granted.

COMPENSATION OF OTHER EXECUTIVE OFFICERS

    The Compensation Committee made recommendations regarding the compensation of the Company's other executive officers. In those instances Mr. Suarez, the Chairman and President, who was recognized to be most familiar with the individual employees, made recommendations to the Committee as to the amount of the proposed remuneration. Factors considered with respect to each component of compensation were subjective, such as perceptions of the Company's and the individual's performance and any changes or planned changes in functional responsibility. Also considered were the prevailing levels of compensation within the markets where the Company operates. The market value of the Company's stock was not a factor considered in setting executive officer compensation.


Members of the Compensation Committee:

Dionel Cotanda
Peter A. Davis
Robert E. Everett

STOCK PERFORMANCE GRAPH

    The following graph compares, on a cumulative basis, the yearly percentage change during the five years ended March 31, 1997 in (i) the total stockholder return on Common Stock of the Company with (ii) the total return on the Standard & Poor's 500 Index and with (iii) the total return on the Standard & Poor's Homebuilding Group Index. Such yearly percentage change has been measured by dividing (i) the sum of (a) the amount of dividends for the measurement periods, assuming dividend reinvestment, and (b) the price per share at the end of the measurement period less the price per share at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The price of each unit has been set at $100 on March 31, 1992 for preparation of the graph.


[GRAPHIC OMITTED]


-----------------------------------------------------------------------------------------------------------------
       Company / Index         March   August 12,   August       March     March     March      March    March
                                1992      1992       12, 1992    1993      1994       1995      1996      1997
-----------------------------------------------------------------------------------------------------------------
International American          100       282.98         100     41.35     158.65    104.37    114.81    99.11
Homes, Inc.
-----------------------------------------------------------------------------------------------------------------
S & P Homebuilding Index        100        89.68         100    123.41     129.46     97.33    122.58   118.18
-----------------------------------------------------------------------------------------------------------------
S&P 500 Index                   100       104.31         100    110.43     112.06    129.48    170.91   204.74
-----------------------------------------------------------------------------------------------------------------

    The first period shown on the graph (left of the double vertical bar) is from March 31, 1992 to August 12, 1992 and includes the shares of Common Stock that were outstanding and traded prior to the date of confirmation of the Company's Plan of Reorganization. Pursuant to the provisions of the Plan of Reorganization, 2,043,296 shares of Common Stock have been issued to creditors since August 12, 1992.

    The second period shown on the graph (right of the double vertical bar) is from August 12, 1992 to March 31, 1997 and includes 2,784,395 shares of Common Stock.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a) FINANCIAL STATEMENTS. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K. (All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements and related notes thereto):

                                                                                                               PAGE
               INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES

         Report of Independent Public Accountants ..............................................................F-1

         Consolidated Balance Sheets as of March 31, 1997 and 1996..............................................F-2

         Consolidated Statements of Operations for the three years ended March 31, 1997.........................F-4

         Consolidated  Statements of Changes in Stockholders' Equity for the
          three years ended March 31, 1997............................................................ .........F-5

         Consolidated Statements of Cash Flows for the three years ended March 31, 1997.........................F-6

         Notes to Consolidated Financial Statements.............................................................F-7

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1997.

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

3.1(a) - Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

3.1(b) - Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated September 8, 1994 (incorporated by reference to Exhibit 3.1(b) to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

3.1(c) - Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated May 22, 1995 (incorporated by reference to Exhibit 3.1(c) to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

3.2 - By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

10.1 - Key Employee Agreement dated August 12, 1992 of Robert J. Suarez (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.2 - Non-Qualified Stock Option Agreement dated August 12, 1992 between Robert J. Suarez and the Registrant (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.3 - Guaranty dated as of January 20, 1993 by Robert J. Suarez to First Florida Bank, N.A. (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.4 - Indemnity Agreement dated as of January 20, 1993 by Suarez Housing Corporation, the Registrant, and Robert J. Suarez to and for the benefit of First Florida Bank, N.A. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.5 - Mortgage Modification Agreement dated as of October 7, 1994 by and between Barnett Bank of Tampa and Suarez Housing Corporation (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.6 - Consulting Agreement dated as of November 1, 1993 between Peter Davis and the Registrant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31,
          1993).

10.7 - Amended and Restated Master Loan Agreement dated as of November 17, 1995 between Nations Bank of Florida, N.A. and Suarez Housing Corporation (filed therewith).

10.8 - Second Amendment to Amended and Restated Loan Agreement and Partial Release of Guaranty Agreement dated as of October 30, 1995 by and between Barnett Bank of Tampa and Suarez Housing Corporation (filed therewith).

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

Date:    June 27, 1997              INTERNATIONAL AMERICAN HOMES, INC.





                                    By:  /S/ ROBERT J. SUAREZ
                                         -----------------------------
                                         Robert J. Suarez
                                         Chairman of the Board of Directors
                                         and President
                                         (Principal Executive Officer)





                                    By:  /S/ ROBERT I. ANTLE
                                         -----------------------------
                                         Robert I. Antle
                                         Executive Vice President, Secretary,
                                         Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    SIGNATURE                        TITLE                          DATE
    ---------                        -----                          ----

/S/ ROBERT J. SUAREZ              Chairman of the Board of
Robert J. Suarez                  Directors and President         June 27, 1997

/S/ ROBERT I. ANTLE
Robert I. Antle                   Executive Vice President        June 27, 1997
                                  and Director
/S/ WILLIAM D. AIKEN
William D. Aiken                  Director                        June 27, 1997

/S/ DIONEL COTANDA
Dionel Cotanda                    Director                        June 27, 1997

/S/ PETER A. DAVIS
Peter A. Davis                    Director                        June 27, 1997

/S/ ROBERT E. EVERETT
Robert E. Everett                 Director                        June 27, 1997

/S/ JAMES G. FARR
James G. Farr                     Director                        June 27, 1997

/S/ BRIAN GIBNEY
Brian Gibney                      Director                        June 27, 1997

/S/ JEFFREY D. PROL
Jeffrey D. Prol                   Director                        June 27, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of International American Homes, Inc.:


We have audited the accompanying consolidated balance sheets of International American Homes, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three years ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International American Homes, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended March 31, 1997, in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP



Washington, D.C.
May 30, 1997

Item 14(a)     Financial Statements


                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

                                                                  March 31,              March 31,
                                                                    1997                   1996
                                                                  ---------              --------
 CASH AND CASH EQUIVALENTS - including $574 and $550              $  2,187               $  1,764
     restricted, respectively
 RECEIVABLES                                                           949                  1,223
 REAL ESTATE INVENTORY                                              22,654                 21,860
 COLLATERAL FOR BONDS PAYABLE                                        4,972                  5,871
 PROPERTY AND EQUIPMENT - less accumulated                             149                    172
     depreciation of $348 and $223, respectively
 OTHER ASSETS                                                          846                    637
                                                                  --------               --------

     TOTAL ASSETS                                                 $ 31,757               $ 31,527
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

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    March 31,             March 31,
                                                                      1997                   1996
                                                                 ----------------      -----------------
 LIABILITIES
 MORTGAGE NOTES AND LOANS PAYABLE
     Acquisition and construction loans payable                         $ 13,967              $  13,785
     Other secured notes payable                                               -                     29
                                                                 ----------------      -----------------
                                                                          13,967                 13,814
 BONDS PAYABLE                                                             4,800                  5,660
 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                  5,530                  5,362
 CUSTOMER DEPOSITS                                                           326                    237
                                                                 ----------------      -----------------
     Total Liabilities                                                    24,623                 25,073
                                                                 ----------------      -----------------

 STOCKHOLDERS' EQUITY
 PREFERRED  STOCK - $.01 par value, 4,000,000 shares                          -                      -
     authorized, none issued or outstanding
 COMMON STOCK - $.01 par value, 10,000,000 shares                            29                     29
     authorized, 2,954,343 shares issued,
     2,784,395 shares outstanding
 ADDITIONAL PAID-IN CAPITAL                                                2,378                  2,348
 RETAINED EARNINGS                                                         4,729                  4,079
 TREASURY STOCK, 169,948 shares                                              (2)                    (2)
                                                                 ----------------      -----------------
     Total Stockholders' Equity                                            7,134                  6,454
                                                                 ----------------      -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  31,757               $ 31,527
                                                                 ================      =================



                The accompanying notes to consolidated financial
                    statements are an integral part of these
                                 balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)




                                                              Year Ended March 31,
                                                      ------------------------------------
                                                            1997         1996         1995
                                                      ----------   ----------   ----------

  REVENUES
      Home sales                                      $   66,156   $   55,983   $   50,347
      Interest and other income                              617          792          878
                                                      ----------   ----------   ----------

                                                          66,773       56,775       51,225
                                                      ----------   ----------   ----------
  EXPENSES
      Cost of home sales                                  57,712       48,425       43,455
      Selling, general and administrative                  7,455        6,541        5,673
      Interest                                               545          747          857
      Depreciation                                           131           59           81
                                                      ----------   ----------   ----------
                                                          65,843       55,772       50,066
                                                      ----------   ----------   ----------

  INCOME BEFORE INCOME TAXES                                 930        1,003        1,159
  PROVISION FOR INCOME TAXES                                 280           60           72
                                                      ----------   ----------   ----------

  NET INCOME                                          $      650   $      943   $    1,087
                                                      ==========   ==========   ==========

  PER SHARE DATA (as adjusted for the Reverse Stock
      Split)
      Net income                                      $      .24   $      .35   $      .40
                                                      ==========   ==========   ==========

  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (as
      adjusted for the Reverse Stock Split)            2,765,025    2,724,395    2,724,395
                                                      ==========   ==========   ==========








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

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                    Common Stock
                           ------------------------------
                               Shares                       Additional
                             Issued and         Amount        Paid-In        Retained         Treasury         Total
                            Outstanding                       Capital        Earnings          Stock
                           -------------        ------      ----------       --------         --------       -------

Balance, March 31, 1994     27,243,948          $  289       $  2,103        $  2,049         $  (17)        $  4,424
    Reverse stock split    (24,519,553)           (260)           245              --              15              --
    Net income                      --              --             --           1,087              --           1,087
                           -----------          ------       ---------       --------         --------      ---------
Balance, March 31, 1995      2,724,395              29          2,348           3,136              (2)          5,511
    Net income                      --              --             --             943              --             943
                           -----------          ------       ---------       --------         --------      ---------
Balance, March 31, 1996      2,724,395              29           2,348          4,079              (2)          6,454
    Net income                      --              --              --            650              --             650
    Option Exercise             60,000              --              30             --              --              30
                            ==========         =======       =========       =========        ========      =========
Balance, March 31, 1997      2,784,395         $    29        $  2,378        $  4,729         $   (2)      $  7, 134
                            ==========        ========       ==========      =========        ========      =========
































                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                Year Ended March 31,
                                                         --------------------------------
                                                           1997        1996        1995
                                                         --------    --------    --------
Cash flows from operating activities:
    Net income                                           $    650    $    943    $  1,087

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation                                            131          59          81
    Changes in operating assets and liabilities:
      (Increase) decrease in restricted cash                  (24)        (93)      1,075
      Decrease (increase) in receivables                      274        (779)        (13)
      Increase in real estate inventory                      (794)     (4,863)     (5,820)
      (Increase) decrease in other assets                    (209)        (54)         65
      Decrease in collateral for bonds payable                899       1,749       2,046
      Increase (decrease) in accounts payable                 168         454        (411)
      and accrued liabilities
      Increase (decrease) in customer deposits                 89          54         (16)
                                                         --------    --------    --------
Net cash  provided by (used in) operating activities        1,184      (2,530)     (1,906)
                                                         --------    --------    --------

Cash flows from investing activities:
    Purchase of property and equipment, net                  (108)       (127)        (67)
                                                         --------    --------    --------

Cash flows from financing activities:
    Proceeds from exercise of options                          30        --          --
    Proceeds from mortgage notes and loans payable         38,156      35,466      30,521
    Payments of mortgage notes and loans payable          (38,003)    (31,374)    (26,913)
    Repayments of bonds payable - finance subsidiaries       (860)     (1,702)     (1,975)
                                                         --------    --------    --------
Net cash (used in) provided by financing activities          (677)      2,390       1,633
                                                         --------    --------    --------

Net increase (decrease) in cash and cash equivalents          399        (267)       (340)
Cash and cash equivalents at beginning of period            1,214       1,481       1,821
                                                         --------    --------    --------
Cash and cash equivalents at end of period               $  1,613    $  1,214    $  1,481
                                                         ========    ========    ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                           $  1,886    $  1,860    $  1,591
                                                         ========    ========    ========
      Income taxes                                       $    460    $     64    $     67
                                                         ========    ========    ========



                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1997 AND 1996


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

Pursuant to the Plan, the Company made cash distributions to creditors of $4,149,000 through March 31, 1997. In addition, the Company issued 2,043,296 shares of the Company's common stock to the creditors. The issuance of the stock to the creditors resulted in the dilution of existing shareholders to 25 percent of the common stock outstanding.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, receivables, mortgage notes and loans payable, accounts payable and accrued liabilities, and customer deposits approximate fair value due to the short-term maturities of these instruments.

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

DEPRECIATION

Depreciation is computed on the straight-line method for all depreciable assets. Estimated useful lives range from two to five years. Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement established financial and accounting reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements with fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company adopted SFAS No. 121 on April 1, 1996. The impact of this statement to its financial statements is not material.

During the first quarter of 1997, the Financial Accounting Standards Board issued SFAS No.128, "Earnings per Share", and SFAS No. 129, "Disclosure of information about Capital Structure". SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") , and makes them more comparable to international EPS standards. This statement replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS and requires additional disclosures. This statement is effective for both interim and annual periods for financial statements ending after December 15, 1997. Pro forma basic EPS for the Company for the year ended March 31, 1997 would be $0.24 and proforma diluted EPS for the year ended March 31, 1997 would be $0.23.

SFAS No. 129 requires all entities to provide capital structure disclosures previously required by APB Opinion No. 15 and applies to entities that issue any securities other than ordinary common stock. This statement is effective for financial statements for periods ending after December 15, 1997. The Company believes the adoption of this statement will have no impact to current financial statement disclosures.

FRESH START REPORTING

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Pursuant to the guidance provided by SOP 90-7, the Company adopted fresh start reporting as of August 12, 1992, and all assets and liabilities were restated to reflect their reorganization value which approximated their fair value at the date of reorganization. Due to these adjustments combined with adjustments to write down real estate inventory which were recorded in prior periods, cost of home sales was $266,000 lower for the year ended March 31, 1995, than it would have been had it been based on previously recorded cost, and no different for the years ended March 31, 1997 and 1996.

RECLASSIFICATIONS

Certain amounts in the fiscal year 1996 consolidated financial statements have been reclassified to conform with the fiscal year 1995 presentation.

NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):

                                                                           March 31, 1997      March 31, 1996
                                                                           --------------      --------------
  Accumulated costs of construction completed and in progress                   $  11,096           $   9,595
  Land and land development costs                                                  10,822              11,504
  Land options and deposits                                                           736                 761
                                                                           --------------      --------------
                                                                                $  22,654            $ 21,860
                                                                           ==============      ==============

From time to time as part of the normal operations of the business, the subsidiaries of the Company have bought lots or land which the other subsidiary of the Company was obligated to buy from a third party seller or which the other subsidiary of the Company owned. Such transactions were at prices approximating fair market value and were not material to the financial statements taken as a whole.





NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                           March 31, 1997      March 31, 1996
                                                                           --------------      --------------
  Accounts payable - trade                                                        $ 2,082             $ 2,185
  Accrued liabilities                                                               2,126               1,855
  Accrued estimated future cash distribution to creditors                           1,322               1,322
                                                                           --------------      --------------
                                                                                 $  5,530             $ 5,362
                                                                           ==============      ==============

Accounts payable and accrued liabilities as of March 31, 1997 and March 31, 1996, include liabilities of approximately $42,000 and $49,000, respectively, which represent cash to be distributed to the creditors pursuant to the Plan of Reorganization and accrued expenses related to the bankruptcy. The accrued estimated future cash distribution to creditors is an estimate of future cash distributions to creditors as defined by the Plan of Reorganization.

NOTE 5 - MORTGAGE NOTES AND LOANS PAYABLE


Mortgage notes and loans payable consist of the following (in thousands):

                                                                           March 31, 1997      March 31, 1996
                                                                           --------------      --------------
  Acquisition and construction loans payable secured by real estate
       inventory, with interest at .75% to 1.50% above prime                     $ 13,967            $ 13,785
  Notes payable principally secured by mortgage notes receivable with
       interest at .75% above prime                                                   --                   29
                                                                           --------------      --------------
                                                                                 $ 13,967            $ 13,814
                                                                           ==============      ==============

The weighted average principal amount outstanding during the year ended March 31, 1997 was $13,775,000. The maximum principal amount outstanding during the year ended March 31, 1997 was $13,967,000. The weighted average interest rate during the year ended March 31, 1997 was 9.12%. The weighted average interest rate at March 31, 1997 was 9.38%. The prime rate of interest at March 31, 1997 was 8.50%.

Acquisition and construction loans payable at March 31, 1997 are due as follows (in thousands):

           Year Ending March 31, 1998                   $13,637
           Year Ending March 31, 1999                       330
                                                  =============
           Total                                        $13,967
                                                  =============

The acquisition and construction loans payable are principally payable from sales proceeds, generally provide for extensions, and are all secured by real estate inventory. As of March 31, 1997, the Company had $24,252,000 of undrawn commitments for additional construction and land acquisition financing. Interest on the acquisition and construction loans payable is payable monthly.


The company capitalized interest of $1,373,000, $1,150,000 and $770,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 6 -  INCOME TAXES

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

The income tax provision consists of the following (in thousands):


                                        Year Ended March 31,
                                  -------------------------------
                                   1997         1996         1995
                                  -----       ------       ------
Current
    Federal                       $ 280        $  --        $  --
    State                            69           60           72
                                  -----        -----        -----
                                    349           60           72
                                  -----        -----        -----
Deferred
    Federal                         (69)          --           --
    State                            --           --           --
                                  -----        -----        -----
                                    (69)           --          --
                                  -----        -----        -----
Provision  for income taxes       $ 280        $  60        $  72
                                  =====        =====        =====








The provision for income taxes at an effective rate of 30% differs from the Federal statutory corporate tax rate as follows (in thousands):



                                                                Year Ended March 31,
                                                          ------------------------------
                                                           1997        1996         1995
                                                         ------      ------       ------

  Federal income tax at 34% statutory rate               $  316      $  341       $  394
  State income tax, net of Federal benefit                   37          40           48
  Taxes applicable to loss carryforwards                   ( 82)      ( 418)         (26)
  Changes in temporary differences                           69          90         (356)
  Other                                                     (60)          7           12
                                                         ------      -------      ------
                                                         $  280      $   60       $   72
                                                         ======      =======      ======

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for March 31, 1997 and 1996 are as follows (in thousands):



                                                                                Deferred Expense
                                                          March 31, 1996            (Benefit)          March 31, 1997
                                                          --------------        ----------------       --------------
  Differences in the tax basis and the book basis
  of -
      Inventory                                                  $  (53)                 $   14               $   (39)
  Installment sales                                                 258                     (69)                  189
  Other                                                            (266)                    (14)                 (280)
  Loss carryforwards                                               (590)                     82                  (508)
  Valuation allowance                                               651                     (82)                  569
                                                          -------------         ---------------        --------------
  Net Deferred Tax Asset                                         $   --                  $  (69)              $   (69)
                                                          =============         ===============        ==============

At March 31, 1997, the Company had Federal income tax loss carryforwards of approximately $1,550,000 that become available at approximately $150,000 per year through 2008. The Company has provided a valuation allowance on the net deferred tax assets which primarily results from the restricted use of net operating loss carryforwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At March 31, 1997, the Company had commitments to purchase 744 finished building lots, providing for an aggregate purchase price of approximately $27,021,000 over a four year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

Suarez Housing Corporation, a subsidiary of the Company, has an employment agreement with the Company's Chairman and President expiring August 12, 1998, currently providing for base compensation of $290,000 per annum.

At March 31, 1997, the Company had open letters of credit and guarantees totaling approximately $910,000 to secure performance obligations.

The Company currently occupies office space and leases model home furniture under operating lease agreements expiring at various dates through fiscal year 2000. The Company also leases storage space on a month to month basis. The combined rental expense incurred under these leases was $299,000, $275,000, and $215,000 for the years ended March 31, 1997, 1996, and 1995, respectively. The future minimum rental payments under these operating leases as of March 31, 1997 are as follows:

              Year Ending March 31, 1998                    $306,000
              Year Ending March 31, 1999                     187,000
              Year Ending March 31, 2000                      28,000
                                                    ================
              Total                                         $521,000
                                                    ================

The Plan of Reorganization provides for distributions equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1996 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. Based on the Company's projections, it is anticipated that there will be no excess cash flow (as defined in the Plan) for the period ending June 30, 1997 and accordingly no distribution to creditors is expected to be required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount is included in Accounts Payable and Accrued Liabilities on the accompanying consolidated balance sheets.

Under the Company's Plan of Reorganization, the payment of dividends is not permitted during the six-year period beginning August 13, 1992. The Plan also provides that after August 12, 1998, the Company may not pay any cash dividends to stockholders until it has first paid an additional $1,250,000 to its creditors.

The Company's Plan of Reorganization does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further restricts the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any money to any other party except in the ordinary course of business. The net assets at March 31, 1997 of the Company's two subsidiaries are as follows (in thousands):

                                                 Net Assets at
                                                 March 31, 1997
                                                  (Unaudited)
                                                ----------------
 Porten Sullivan Corporation                         $2,194
 Suarez Housing Corporation                           4,200


The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or the results of operations.


NOTE 8 - COMMON STOCK AND STOCK OPTIONS

At the 1994 Annual Meeting of Stockholders, which was held on September 13, 1994, the stockholders approved a proposal to adopt certain amendments to the Company's Restated Certificate of Incorporation (i) to effect a 1-for-10 reverse stock split of the Company's issued and outstanding common stock and (ii) to change the number of authorized shares of common stock from 30 million to 10 million. The Amendments did not change the par value of the common stock, which remained at $.01 per share. The Amendments became effective on May 31, 1995 with the filing of a Certificate of Amendment with the Secretary of State of Delaware on May 31, 1995. The effect of the Reverse Stock Split has been retroactively reflected in the statements for all periods presented.

On February 13, 1997, an option for 100,000 shares of common stock at a purchase price of $1.31 per share was granted to the Chairman and President of the Company. The exercise price equals the market price on the date of grant. The option is exercisable over a four year period commencing one year after the date granted on a cumulative basis of 10%, 30%, 60% and 100%, respectively, for each year subsequent to the grant date. All shares must be purchased by February 12, 2007.

The Company has a Non-Qualified Stock Option Plan for which 150,000 shares of common stock have been reserved for issuance under this plan. All grants of options pursuant to this plan must be approved by the Board of Directors and the exercise price equals the market price at the date of grant. On February 9, 1993, pursuant to this plan, certain key employees of the Company were granted options to purchase 11,000 shares of common stock. These options are exercisable 100% currently. All of the shares must be purchased by February 9, 1998. In addition, on November 9, 1993, pursuant to this plan, the Company's former Executive Vice President, who retired on May 12, 1995, was granted options to purchase 10,000 shares of common stock. These options were exercised in full on May 12, 1996. 129,000 shares remain available to be issued pursuant to the Non-Qualified Stock Option Plan.

At the 1995 Annual Meeting of Stockholders, which was held on September 12, 1995, the stockholders approved a proposal to adopt a Non-Employee Directors Stock Option Plan. Pursuant to the Non-Employee Directors Stock Option Plan, options to purchase 5,000 shares of common stock were granted to each of the Company's non-employee Directors. Four Directors received options to purchase 5,000 shares each in June 1995, two Directors received options to purchase 5,000 shares each in September 1995 and one Director received an option to purchase 5,000 shares in September 1996 upon election as a Director. These options are exercisable 33% one year from the date of grant, 33% two years from the date of grant, and 34% three years from the date of grant. All options expire 5 years from the date of grant. All options granted must be approved by the Board of Directors and exercise price equals market at the date of grant.

A summary of the status of the Company's stock option plans and options granted at March 31, 1995, 1996, and 1997 and changes during the years then ended is presented in the table and narrative below:


                                     1997 FISCAL YEAR                 1996 FISCAL YEAR                 1995 FISCAL YEAR
                                 ----------------------------     -----------------------------  -------------------------------
                                                  Weighted                         Weighted                         Weighted
                                                  Average                          Average                          Average
                                    Shares     Exercise Price        Shares      Exercise Price     Shares       Exercise Price
                                 -----------   --------------     -----------   ---------------   -----------     --------------
Outstanding,
beginning of period                  100,000            $0.82          70,000            $0.52        70,000           $0.52
Granted                              105,000            $1.31          30,000            $1.54            --              --
Exercised                            (60,000)          ($0.52)             --               --            --              --
                                 -----------   --------------     -----------
Outstanding, end of
period                               145,000            $1.30         100,000            $0.82        70,000           $0.52
                                 ===========   ==============     ===========

Exercisable at end of                 29,800            $1.19          75,900            $0.65        38,000           $0.52
period
Weighted average fair
value of options granted             105,000            $1.30          30,000            $1.43            --              --


The 145,000 options outstanding at March 31, 1997 have exercise prices between $0.50 and $1.81, with a weighted average exercise price of $1.30 and a weighted average remaining contractual life of 7.72 years. 29,800 of these options are exercisable with a weighted average exercise price of $1.19.

The fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1997 and 1996, respectively: risk-free rates of return of 6.42% and 6.00%; expected dividend yields of 0.00% and 0.00%; expected lives of 9.76 years and 5.00 years, and expected volatility of 153.45% and 153.45%.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had the compensation cost for these plans been determined consistent with SFAS No. 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        1997         1996
                                                      --------     --------
Net Income:                 As Reported               $650,000     $943,000
                            Pro Forma                  582,000      917,000

Net income per share:       As Reported                  $0.24        $0.35
                            Pro Forma                    $0.21        $0.34

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

Condensed financial information is as follows (in thousands):


                            Condensed Balance Sheets
                                   (Unaudited)
                                                   March 31, 1997        March 31, 1996
                                                  ----------------      ----------------
  Assets:
      Collateral for bonds payable                        $ 4,972               $ 5,871
      Other assets                                             13                    30
                                                      -----------          ------------
       Total Assets                                        $4,985               $ 5,901
                                                      ===========          ============
  Liabilities and Equity:
      Bonds payable                                        $4,800               $ 5,660
      Equity and intercompany advances                        185                   241
                                                      -----------          ------------
       Total Liabilities and Equity                        $4,985               $ 5,901
                                                      ===========          ============


                         Condensed Statements of Income
                                   (Unaudited)

                                                Year Ended March 31,
                                     ----------------------------------------
                                          1997           1996            1995
                                     ---------      ---------      ----------

  Revenues                               $ 483          $ 647           $ 791
                                     =========      =========      ==========
  Income before income taxes             $  12          $  17           $  22
                                     =========      =========      ==========

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company's Chairman and President has personally guaranteed bank loans in the aggregate maximum amount of $13,969,000 for Suarez Housing Corporation, a subsidiary of the Company, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1997, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $3,772,000. The Company has agreed to indemnify the President and Chairman in the event that this personal guarantee is called.

The Chairman and President of the Company is a one third partner in a partnership from which the Company bought 28 finished building lots during the year ended March 31, 1997 for $764,000, a price which approximates fair market value.

A member of the Board of Directors is Vice President and a Director of a company which during the year ended March 31, 1997 sold lumber and certain other building material products in the amount of approximately $3,240,000 to Suarez Housing Corporation, a subsidiary of the Company. Suarez Housing Corporation purchases all of its requirements for those products from this company.

Another member of the Board of Directors is Executive Vice President of a company which during the year ended March 31, 1997 sold heating, ventilating and air conditioning systems in the amount of approximately $671,000 to Porten Sullivan Corporation, a subsidiary of the Company. Porten Sullivan Corporation purchases all of its requirements for heating, ventilating and air conditioning systems from this company.

Mr. Peter A. Davis, a member of the Compensation Committee of the Board of Directors, has served as a consultant to the Company since November 1992. The Company entered into a one-year consulting agreement with Mr. Davis commencing November 1, 1992. This agreement was subsequently renewed under similar terms and conditions for four additional one-year terms which expire on November 1, 1997. The agreement provides for Mr. Davis to assist the Company in a broad range of areas. Mr. Davis receives compensation at the rate of $1,000 per day with a minimum compensation of $42,000 per year. During the fiscal year ended March 31, 1997, the Company paid $39,000 to Mr.
Davis for his consulting services.

Mr. Peter A. Davis entered into a Participation Agreement with Suarez Housing Corporation for the construction and sale of custom homes in Martin County, Florida. Suarez Housing Corporation will own the property acquired and provide administrative support services. Mr. Davis will manage construction and sales activities. The parties have agreed to equally fund capital contributions as required. Profits or losses will be shared equally. Mr. Davis agreed to fund the construction costs for the initial home and received reimbursement on such funds advanced at the monthly effective rate paid on bank borrowings by Suarez Housing Corporation. Construction and delivery of the initial home was completed in February 1997. An initial payment of $27,500 was made in March 1997 in accordance with the profit sharing formula in the Participation Agreement.

Mr. James G. Farr, a Director, is the sole stockholder and President and Chief Executive Officer of Paramount Title Corporation. During the year ended March 31, 1997, Paramount Title Corporation provided settlement and title insurance services for substantially all the homes sold by Suarez Housing Corporation.