Form 10-Q
period 1997-06-30
INTERNATIONAL AMERICAN HOMES INC
filed 1997-08-12
CIK 760678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 Not Applicable
              Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No --- ---

As of July 31, 1997, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,784,395.

================================================================================
                           Total number of pages: 15

                       INTERNATIONAL AMERICAN HOMES, INC.

                                AND SUBSIDIARIES

                                      Index

                                                                                                           Page
                                                                                                           ----
Part I.   Financial Information:

         Item 1.   Financial Statements
                   Consolidated Balance Sheets (Unaudited) as of June 30, 1997 and March 31,
                   1997 ....................................................................................   3

                   Consolidated  Statements of Income and Retained  Earnings (Unaudited)  for the three
                   months ended June 30,1997 and 1996 ......................................................   5

                   Consolidated  Statements of Cash Flows (Unaudited) for the three months ended June 30,
                   1997 and 1996 ...........................................................................   6

                   Notes to Consolidated Financial Statements (Unaudited)...................................   7

         Item 2.   Management's  Discussion  and Analysis of Financial  Condition and
                   Results of Operations ...................................................................  10

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................  13


Part II.  Other Information:


         Item 6.   Exhibits and Reports on Form 8-K ......................................................... 14

Signatures .................................................................................................. 15


Part I.  Financial Information


                                     ITEM 1

                              FINANCIAL STATEMENTS



                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                     ASSETS

                                                                June 30, 1997        March 31, 1997
                                                            -------------------    ------------------
CASH AND  CASH EQUIVALENTS                                            $   666                $ 2,187
    ($599 and $574 restricted)
RECEIVABLES                                                             2,044                    949
REAL ESTATE INVENTORY                                                  22,859                 22,654
COLLATERAL FOR BONDS PAYABLE                                            4,817                  4,972
PROPERTY AND EQUIPMENT - less accumulated depreciation of
  $388 and $348                                                           114                    149

OTHER ASSETS                                                              806                    846
                                                            --------------------   ------------------

         TOTAL ASSETS                                                 $31,306                $31,757
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

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30, 1997               March 31, 1997
                                                                          -----------------------       -------------------


LIABILITIES
ACQUISITION AND CONSTRUCTION  LOANS PAYABLE                                              $13,098                  $ 13,967
BONDS PAYABLE                                                                              4,647                     4,800
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                   5,934                     5,530
CUSTOMER DEPOSITS                                                                            350                       326
                                                                          -----------------------       -------------------

    Total Liabilities                                                                     24,029                    24,623
                                                                          -----------------------       -------------------

STOCKHOLDERS'  EQUITY
PREFERRED STOCK - $.01 par value, 4,000,000 shares authorized,                                --                        --
    none issued or outstanding
COMMON STOCK - $.01 par value, 10,000,000 shares authorized,                                  29                        29
    2,954,343 shares issued,  2,784,395 shares outstanding
ADDITIONAL PAID-IN CAPITAL                                                                 2,378                     2,378
RETAINED EARNINGS                                                                          4,872                     4,729
TREASURY STOCK - 169,948 shares                                                              (2)                       (2)
                                                                          -----------------------       -------------------
    Total Stockholders' Equity                                                             7,277                     7,134
                                                                          =======================       ===================

                                                                                        $ 31,306                  $ 31,757
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                          =======================       ===================









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
                                   (Unaudited)


                                                                Three Months Ended June 30,
                                                          ---------------- ----- -------------------
                                                               1997                     1996
                                                          ----------------       -------------------

REVENUES
    Home sales                                                   $ 16,198                  $ 13,907
    Interest and other income                                         148                       161
                                                          ----------------       -------------------
                                                                   16,346                    14,068
                                                          ----------------       -------------------
COSTS AND EXPENSES
    Cost of home sales                                             14,196                    11,992
    Selling, general and administrative                             1,723                     1,642
    Interest                                                          140                       144
    Depreciation                                                       38                        23
                                                          ----------------       -------------------
                                                                   16,097                    13,801
                                                          ----------------       -------------------
INCOME BEFORE INCOME TAXES                                            249                       267
PROVISION FOR INCOME TAXES                                            106                        80
                                                          ----------------       -------------------
NET INCOME                                                            143                       187
RETAINED EARNINGS, BEGINNING OF PERIOD                              4,729                     4,079
                                                          ----------------       -------------------
RETAINED EARNINGS, END OF PERIOD                                   $4,872                  $  4,266
                                                          ================       ===================

PER SHARE DATA (Primary and Fully Diluted)
    Net income                                                      $ .05                    $  .07
                                                          ================       ===================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary and fully diluted                                   2,784,395                 2,734,395

                                                          ================       ===================














       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                Three Months Ended June 30,
                                                                                          ----------------- ----- -----------------
                                                                                                1997                    1996
                                                                                          -----------------       -----------------
 CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income                                                                                      $143                   $ 187
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                                  38                      23
     Changes in operating assets and liabilities
         Increase in restricted cash                                                                  (25)                    (85)
         Increase in receivables                                                                   (1,095)                   (244)
         Increase in real estate inventory                                                           (205)                 (1,147)
         Decrease in collateral for bonds payable                                                     155                     245
         Increase in accounts payable and accrued liabilities                                         404                      48
         Increase in customer deposits                                                                 24                      83
         Decrease (Increase) in other assets                                                           40                     (83)
                                                                                          -----------------       -----------------
 Net cash  used in operating activities                                                              (521)                   (973)
                                                                                          -----------------       -----------------

 CASH FLOWS USED IN INVESTING ACTIVITIES:
     Property and equipment, net                                                                       (3)                     (9)
                                                                                          -----------------       -----------------

 CASH FLOWS USED IN FINANCING ACTIVITIES:
     Proceeds from mortgage notes and loans payable                                                 8,485                   8,175
     Payments of mortgage notes and loans payable                                                  (9,354)                 (8,148)
     Repayments of bonds payable - finance subsidiaries                                              (153)                   (236)
     Proceeds from stock options exercised                                                              -                       6
                                                                                          -----------------       -----------------
 Net cash  used in financing activities                                                            (1,022)                   (203)
                                                                                          -----------------       -----------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (1,546)                 (1,185)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   1,613                   1,214
                                                                                          =================       =================
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $   67                   $  29
                                                                                          =================       =================
 SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                                                   $ 494                   $ 487
                                                                                          =================       =================
         Income taxes                                                                               $ 138                   $  45

                                                                                          =================       =================


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


NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following ( in thousands):
                                                                                  June 30, 1997               March 31, 1997
                                                                       -------------------------     ------------------------

Accumulated costs of construction completed and in progress                             $10,861                      $11,096
Land and land development costs                                                          11,381                       10,822
Land options and deposits                                                                   617                          736
                                                                       =========================     ========================
                                                                                        $22,859                      $22,654
                                                                       =========================     ========================


From time to time as part of the normal operations of the business, the subsidiaries of the Company have bought lots or land which the other subsidiary of the Company was obligated to buy from a third party seller or which the other subsidiary of the Company owned. Such transactions were at prices approximating fair market value and were not material.

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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)


                                                    June 30, 1997                       March 31, 1997
                                              --------------------------          ----------------------------
Assets:
    Collateral for bonds payable                                $ 4,817                               $ 4,972
    Other assets                                                      3                                    13
                                              --------------------------          ----------------------------
                                                                $ 4,820                               $ 4,985
                                              ==========================          ============================
Liabilities and Equity:
    Bonds payable                                               $ 4,647                               $ 4,800
    Equity and intercompany advances                                173                                   185
                                              --------------------------          ----------------------------
                                                                $ 4,820                               $ 4,985
                                              ==========================          ============================


                       Condensed Statements of Operations
                                   (Unaudited)


                                                                 Three Months Ended June 30,
                                              ----------------------------------------------------------------
                                                         1997                               1996
                                              ---------------------------       ------------------------------

Revenues - Interest and other income                               $ 113                                $ 137
                                              ===========================       ==============================

Income before income taxes                                           $ 3                                $   5
                                              ===========================       ==============================



NOTE 5 - COMMITMENTS AND CONTINGENCIES

At June 30, 1997, the Company had commitments to purchase 785 finished building lots at a total purchase price of approximately $28,174,000 over a four-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

The Plan of Reorganization provides for distributions to creditors equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1997 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount is included in Accounts Payable and Accrued Liabilities on the accompanying consolidated balance sheets.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $35,050,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from November, 1997 to October, 1998), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee certain of these obligations up to an aggregate maximum amount of $13,100,000. At June 30, 1997, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $3,509,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At June 30, 1997, the Company had commitments to purchase 785 finished building lots at a total purchase price of approximately $28,174,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $617,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At June 30, 1997, the Company had substantially developed 109 of those undeveloped lots into finished building lots. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing markets in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots will also affect the Company's long-term liquidity. Management believes that the Company currently has adequate financing and liquidity to meet its financial obligations and will be able to fund the acquisition and construction of inventory. However, there is no assurance that such financing will be available to the Company in the future. In addition, homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.

The housing market in Metropolitan Washington, DC continues to be very competitive and the rate of absorption per community remains relatively low. An overall reduction in gross margins and increased selling expenses continue to create a substantial operating loss in the Metropolitan Washington, DC subsidiary even though previously announced management changes resulted in a reduction in general and administrative expenses. The company is re-evaluating its operations in each of the communities in which it currently offers homes for sale to assess the impact of the reduced volume levels. Although no decisions have been made at this time, unless the rate of new home sales improves, the Company may elect to suspend and or terminate operations in one or more communities. Factors such as existing inventory of lots and homes, the number of contingent and non-contingent contracts, financing commitments, the amount of the lot takedown security deposit and other continuing obligations are all being considered. The Company is unable to predict the outcome of such review; however, the economic consequences of a decision to withdraw from a given community may be substantial. Management believes that the Company has sufficient net worth to absorb such charges, if any, at this time.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared to three months ended June 30, 1996

The following table sets forth certain information with respect to homes delivered and homes sold during the periods presented, as well as homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands).

                                                    Three Months Ended June
                                                                30,
                                                   ------------------------------
                                                       1997              1996
                                                   -------------      -----------
    Homes delivered
        Units                                               106               98
        Home sales revenue                              $16,198          $13,907
        Average sales price                              $152.8           $141.9
    Homes sold
        Units                                               116              127
        Sales value                                     $18,092          $19,453
        Average sales price                              $156.0           $153.2

                                                              June 30,
                                                   ------------------------------
                                                       1997              1996
                                                   -------------      -----------
    Backlog
        Units                                               161              171
        Sales Value                                     $27,857          $30,684
        Average sales price                              $173.0           $179.4


The increase in home sales revenue for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 results from an increase in the number of homes delivered and an increase in the average sales price. The increase in the average sales price of homes delivered for the three months ended June 30, 1997 is primarily attributable to higher average sales prices.

Although the number of homes sold during the three months ended June 30, 1997 decreased, the average sales price of the homes sold during the period increased when compared to the prior comparable period. The decrease in the number of homes sold is due to a lower number of homes sold in Metropolitan Washington, D.C.. The increase in the average sales price is due to higher average sales prices in both locations.

The backlog at June 30, 1997 and 1996 includes $4,607,000 and $7,590,000 of contingent contracts.

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                                           Three Months Ended June 30,
                                                       --------------------------------------------------------------------
                                                                   1997                                 1996
                                                       ------------------------------      --------------------------------
                                                         Dollars              %               Dollars               %
                                                       ------------       -----------      --------------       -----------
Home sales revenues                                        $16,198             100.0             $13,907             100.0
Cost of home sales                                          14,196              87.6              11,992              86.2
Gross profit                                                 2,002              12.4               1,915              13.8
Selling, general and administrative expenses                 1,723              10.6               1,642              11.8
Income before income taxes                                     249               1.5                 267               1.9

Gross profit increased for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, and gross profit as a percentage of home sales revenue decreased. The increase in gross profit is due to the increase in home sales revenue substantially offset by the decrease in the gross profit percentage.

Selling, general and administrative expenses for the three months ended June 30, 1997 increased when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expenses is due to the increase in home sales revenues and higher total selling and marketing expenses. The percentage decrease in selling, general and administrative expenses is due to both a reduction in general and administrative expenses and those expenses being absorbed over a larger number of units delivered, partially offset by the higher per unit selling and marketing expenses.

The change in pre-tax profit for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 reflects the changes in gross profit and in selling, general and administrative expenses described above.

The effective tax rate for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 is higher due to the utilization of net operating loss carryforwards in the prior period.

Interest and other income includes $113,000 and $137,000 and interest expense includes $110,000 and $132,000 for the three months June 30, 1997 and June 30, 1996, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             None

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




                                   INTERNATIONAL AMERICAN HOMES, INC.




Date:    August 12, 1997           By:      /s/ Robert J. Suarez
                                            --------------------
                                            Robert J. Suarez
                                            President


Date:    August 12, 1997           By:      /s/ Robert I. Antle
                                            --------------------
                                             Robert I. Antle
                                             Executive Vice President,
                                             Treasurer, and Chief Financial
                                             Officer