Form 10-Q
period 1997-09-30
INTERNATIONAL AMERICAN HOMES INC
filed 1997-11-05
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

As of October 31, 1997, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,784,395.

================================================================================

                            Total number of pages: 18

                       INTERNATIONAL AMERICAN HOMES, INC.
                       ----------------------------------

                                AND SUBSIDIARIES
                                ----------------

                                      Index
                                      -----

                                                                                                    Page
Part I.     Financial Information:

      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited) as of September 30, 1997 and March 31,
                  1997 ................................................................................3

                  Consolidated Statements of Income and Retained Earnings (Unaudited) for the three months ended September 30,1997 and 1996 .............................................5

                  Consolidated Statements of Income and Retained Earnings (Unaudited) for the six
                  months ended September 30,1997 and 1996 .............................................6

                  Consolidated Statements of Cash Flows (Unaudited) for the six months ended
                  September 30, 1997 and 1996 .........................................................7

                  Notes to Consolidated Financial Statements (Unaudited)...............................8

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ..................................................................... 12

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk .........................16


Part II.    Other Information:


      Item 6.     Exhibits and Reports on Form 8-K ...................................................17

Signatures ...........................................................................................18

Part I.   Financial Information


                                     ITEM 1
                                     ------

                              FINANCIAL STATEMENTS



                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                     ASSETS

                                                September 30, 1997      March 31, 1997
                                                 ----------------      ---------------
CASH AND  CASH EQUIVALENTS                                $ 1,882            $   2,187
   ($526 and $574 restricted)
RECEIVABLES                                                 1,157                  949
REAL ESTATE INVENTORY                                      20,784               22,654
COLLATERAL FOR BONDS PAYABLE                                4,663                4,972
PROPERTY AND EQUIPMENT - less accumulated
   depreciation of  $427  and  $348                            93                  149
OTHER ASSETS                                                  815                  846
                                                 ----------------      ---------------
      TOTAL ASSETS
                                                         $ 29,394             $ 31,757
                                                 ================      ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30, 1997     March 31, 1997
                                                  -----------------      -------------
LIABILITIES
ACQUISITION AND CONSTRUCTION  LOANS PAYABLE                $ 10,754           $ 13,967

BONDS PAYABLE                                                 4,494              4,800
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      6,503              5,530
CUSTOMER DEPOSITS                                               299                326
                                                  -----------------      -------------

   Total Liabilities                                         22,050             24,623
                                                  -----------------      -------------


STOCKHOLDERS'  EQUITY
PREFERRED STOCK - $.01 par value, 4,000,000 shares                -                  -
   authorized, none issued or outstanding
COMMON STOCK - $.01 par value, 10,000,000 shares                 29                 29
   authorized, 2,954,343  shares issued,  2,784,395
   shares outstanding
ADDITIONAL PAID-IN CAPITAL                                    2,378              2,378
RETAINED EARNINGS                                             4,939              4,729
TREASURY STOCK - 169,948 shares                                 (2)                (2)
                                                  -----------------      -------------

   Total Stockholders' Equity                                 7,344              7,134


TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                $ 29,394           $ 31,757
                                                  =================      =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended September 30,
                                                           1997              1996
                                                       ------------      -------------
REVENUES
   Home sales                                              $ 18,419           $ 17,870
   Interest and other income                                    155                168
                                                       ------------      -------------
                                                             18,574             18,038
                                                       ------------      -------------
COSTS AND EXPENSES
   Cost of home sales                                        16,328             15,451
   Selling, general and administrative                        1,951              1,957
   Interest                                                     139                152
   Depreciation                                                  38                 24
                                                       ------------      -------------
                                                             18,456             17,584
                                                       ------------      -------------
INCOME BEFORE INCOME TAXES                                      118                454
PROVISION FOR INCOME TAXES                                       51                196
                                                       ------------      -------------
NET INCOME                                                       67                258
RETAINED EARNINGS, BEGINNING OF PERIOD                        4,872              4,266
                                                       ------------      -------------
RETAINED EARNINGS, END OF PERIOD                           $  4,939           $  4,524
                                                       ============      =============

PER SHARE DATA (Primary and Fully Diluted)
   Net income                                                $  .02             $  .09
                                                       ============      =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary and fully diluted                              2,784,395          2,734,395
                                                       ============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                       Six Months Ended September 30,
                                                           1997              1996
                                                       ------------      -------------
REVENUES
   Home sales                                              $ 34,617           $ 31,777
   Interest and other income                                    303                329
                                                       ------------      -------------
                                                             34,920             32,106
                                                       ------------      -------------
COSTS AND EXPENSES
   Cost of home sales                                        30,524             27,443
   Selling, general and administrative                        3,674              3,599
   Interest                                                     279                297
   Depreciation                                                  76                 46
                                                       ------------      -------------
                                                             34,553             31,385
                                                       ------------      -------------
INCOME BEFORE INCOME TAXES                                      367                721
PROVISION FOR INCOME TAXES                                      157                276
                                                       ------------      -------------
NET INCOME                                                      210                445
RETAINED EARNINGS, BEGINNING OF PERIOD                        4,729              4,079
                                                       ------------      -------------
RETAINED EARNINGS, END OF PERIOD                            $ 4,939            $ 4,524
                                                       ============      =============

PER SHARE DATA (Primary and Fully Diluted)
   Net income                                                 $ .08              $ .16
                                                       ============      =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary and fully diluted                              2,784,395          2,734,395
                                                       ============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                             Six Months Ended September 30,
                                                                 1997               1996
                                                             -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  210            $  445
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                       76                46
     Changes in operating assets and liabilities
     Decrease (Increase) in restricted cash                             48              (17)
     Increase in receivables                                         (208)             (128)
     Decrease (Increase) in real estate inventory                    1,870           (2,026)
     Decrease in collateral for bonds payable                          309               421
     Increase in accounts payable and accrued liabilities              973             1,375
     (Decrease) Increase in customer deposits                         (27)                81
     Decrease (Increase) in other assets                                31             (108)
                                                             -------------      ------------
Net cash  provided by operating activities                           3,282                89
                                                             -------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment, net                                        (20)               (8)
                                                             -------------      ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from mortgage notes and loans payable                   14,530            14,637
   Payments of mortgage notes and loans payable                   (17,743)          (14,744)
   Repayments of bonds payable - finance subsidiaries                (306)             (392)
   Proceeds from stock options exercised                                 -                30
                                                             -------------      ------------
Net cash  used in financing activities                             (3,519)             (469)
                                                             -------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (257)             (388)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,613             1,214
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 1,356            $  826
                                                             =============      ============
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                      $   925             $ 986
                                                             =============      ============

     Income taxes                                                  $   138             $ 130
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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ('SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement established standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in the fiscal year beginning April 1, 1998 and does not expect that it will have an impact on its financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in the fiscal year beginning April 1, 1998 and has not determined the impact of adoption.

NOTE 2 - CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following ( in thousands):

                                                            September 30, 1997      March 31, 1997
                                                            ------------------   -----------------
Accumulated costs of construction completed and in progress            $10,139             $11,096

Land and land development costs                                         10,210              10,822

Land options and deposits                                                  435                 736
                                                            ------------------   -----------------
                                                                       $20,784             $22,654
                                                            ==================   =================


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

Condensed financial information is as follows (in thousands):


                            Condensed Balance Sheets
                                   (Unaudited)

                                        September 30, 1997           March 31, 1997
                                        -------------------        -------------------
Assets:
     Collateral for bonds payable                   $ 4,663                    $ 4,972
     Other assets                                         7                         13
                                        -------------------        -------------------
                                                     $4,670                    $ 4,985
                                        ===================        ===================
Liabilities and Equity:
     Bonds payable                                  $ 4,494                    $ 4,800
     Equity and intercompany advances                   176                        185
                                        -------------------        -------------------
                                                    $ 4,670                    $ 4,985
                                        ===================        ===================

                       Condensed Statements of Operations
                                   (Unaudited)

                                               Three Months Ended September 30,
                                               1997                      1996
                                        -------------------      ---------------------
Revenues - Interest and other income                  $ 120                      $ 134
                                        ===================      =====================

Income before income taxes                              $ 3                      $   3
                                        ===================      =====================


                       Condensed Statements of Operations
                                   (Unaudited)

                                                Six Months Ended September 30,
                                               1997                      1996
                                        -------------------      ---------------------
Revenues - Interest and other income                  $ 233                      $ 271
                                        ===================      =====================

Income before income taxes                              $ 6                      $   8
                                        ===================      =====================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

At September 30, 1997, the Company had commitments to purchase 556 finished building lots at a total purchase price of approximately $21,683,000 over a four-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

The Plan of Reorganization provides for distributions to creditors equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1997 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount is included in Accounts Payable and Accrued Liabilities on the accompanying unaudited consolidated balance sheets.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $34,750,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from November, 1997 to September, 1999), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee certain of these obligations up to an aggregate maximum amount of $13,700,000. At September 30, 1997, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $2,618,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At September 30, 1997, the Company had commitments to purchase 556 finished building lots at a total purchase price of approximately $21,683,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $435,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At September 30, 1997, the Company had substantially developed 150 of those undeveloped lots into finished building lots. The company had delivered homes on 59 of these lots in prior periods up to and including September 30, 1997. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

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

The housing market in Metropolitan Washington, D.C. remains highly competitive with the rate of absorption and operating margins per community at unacceptably low levels. Lower operating margins and higher selling expenses have contributed to the operating loss in the Metropolitan Washington, D.C. subsidiary even though a reduction in general and administrative expenses has been realized. In addition, the Company has elected to withdraw from three communities in which it has been unable to achieve any improvement in operating results. In conjunction therewith a special charge of $358,000 (included in cost of home sales) has been taken during the three months ended September 30, 1997. Such charge reflects management's best estimate of the loss to be incurred in terminating those operations. In addition, unless the rate of new home sales and operating margins improve in other locations, the Company may elect to suspend and or terminate operations in additional communities. Factors such as existing inventory of lots and homes, the number of contingent and non-contingent contracts, financing commitments, the amount of the lot takedown security deposit and other continuing obligations are all being considered. The Company is unable to predict the outcome of such continuing review; however the negative economic consequences of a decision to withdraw from a given community may be substantial. Management believes that the Company has sufficient net worth to absorb such charges, if any, at this time.

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

                                    Three Months Ended              Six Months Ended
                                       September 30,                  September 30,
                                  -----------------------      --------------------------
                                    1997           1996           1997            1996
                                  ---------      --------      ----------      ----------
Homes delivered
   Units                                121           119             227             217
   Home sales revenue               $18,419       $17,870         $34,617         $31,777
   Average sales price               $152.2        $150.2          $152.5          $146.4
Homes sold
   Units                                107            81             223             208
   Sales value                      $15,642       $12,287         $33,734         $31,740
   Average sales price               $146.2        $151.7          $151.3          $152.6

                                                                     September 30,
                                                               --------------------------
Backlog                                                           1997            1996
                                                               ----------      ----------
   Units                                                              147             133
   Sales value                                                    $25,172         $25,192
   Average sales price                                             $171.2          $189.4


The increase in home sales revenue for the three and six months ended September 30, 1997 compared to the three and six months ended September 30, 1996 results from an increase in the number of homes delivered and an increase in the average sales price. The increase in the average sales price of homes delivered for the three months ended September 30, 1997 is attributable to higher average sales prices in Greater Tampa, Florida partially offset by lower average sales prices in Metropolitan Washington, D.C.. For the six months ended September 30, 1997, the increase in the average sales price of homes delivered is primarily attributable to higher average sales prices.

Although the number of homes sold during the three and six months ended September 30, 1997 increased, the average sales price of the homes sold during the period decreased when compared to the prior comparable period. The increase in the number of homes sold is due to an increase in the number of homes sold in Greater Tampa, Florida partially offset by a decrease in the number of homes sold in Metropolitan Washington, D.C.. The decrease in the average sales price is due to an increase in the number of homes sold being from Greater Tampa where sales prices are generally lower.

The backlog at September 30, 1997 and 1996 includes $3,432,000 and $6,803,000 of contingent contracts.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                       Three Months Ended September 30,
                                             -----------------------------------------------------
                                                      1997                          1996
                                             -----------------------      ------------------------
                                              Dollars          %           Dollars           %
                                             ----------     --------      ----------      --------
Home sales revenues                             $18,419        100.0         $17,870         100.0
Cost of home sales                               16,328         88.6          15,451          86.5
Gross profit                                      2,091         11.4           2,419          13.5
Selling, general and administrative expenses      1,951         10.6           1,957          11.0
Income before income taxes                          118           .6             454           2.5


Gross profit decreased for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, and gross profit as a percentage of home sales revenue also decreased. The decrease in gross profit is due primarily to the special charge of $358,000 taken during the three months ended September 30, 1997 reflecting the estimated loss to be incurred as a result of withdrawing from three operating communities in Metropolitan Washington, D.C. (See Management's Discussion and Analysis of Financial Conditions and Results of Operations). Excluding the special charge, gross profit as a percentage of revenues decreased slightly as margins declined. This decline resulted primarily from the inability to fully recover cost increases.

Selling, general and administrative expenses for the three months ended September 30, 1997 were approximately the same as the prior comparable period. As a percentage of home sales revenue, selling, general and administrative expenses decreased. While general and administrative expenses were relatively constant in amount and percentage for the comparable periods, selling expenses as a percentage of home sales revenue declined.

The change in pre-tax profit for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 reflects the changes in gross profit and in selling, general and administrative expenses plus the special charge described above.

The effective tax rate for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was approximately the same.

Interest and other income includes $120,000 and $134,000 and interest expense includes $117,000 and $131,000 for the three months September 30, 1997 and September 30, 1996, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                        Six Months Ended September 30,
                                             -----------------------------------------------------
                                                      1997                          1996
                                             -----------------------      ------------------------
                                              Dollars          %           Dollars           %
                                             ----------     --------      ----------      --------
Home sales revenues                             $34,617        100.0         $31,777         100.0
Cost of home sales                               30,524         88.2          27,443          86.4
Gross profit                                      4,093         11.8           4,334          13.6
Selling, general and administrative expenses      3,674         10.6           3,599          11.3
Income before income taxes                          367          1.1             721           2.3


Gross profit decreased for the six months ended September 30, 1997 compared to the six months ended September 30, 1996, and gross profit as a percentage of home sales revenue also decreased. The decrease in gross profit is due primarily to the special charge of $358,000 taken during the three months ended September 30, 1997 reflecting the estimated loss to be incurred as a result of withdrawing from three operating communities in Metropolitan Washington, D.C. (See Management's Discussion and Analysis of Financial Conditions and Results of Operations). Excluding the special charge, gross profit as a percentage of revenues also decreased. This decrease results primarily from substantially lower margins in Metropolitan Washington, D.C. partially offset by higher margins in Greater Tampa, Florida.

Selling, general and administrative expenses for the six months ended September 30, 1997 were slightly higher when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expenses is due to the increase in home sales revenues and higher total selling and marketing expenses. The percentage decrease in selling, general and administrative expenses is due to both a slight reduction in general and administrative expenses and those expenses being absorbed over higher total home sales revenues as well a reduction in selling expenses as a percentage of home sales revenue.

The change in pre-tax profit for the six months ended September 30, 1997 compared to the six months ended September 30, 1996 reflects the changes in gross profit and in selling, general and administrative expenses plus the special charge described above.

The effective tax rate for the six months ended September 30, 1997 compared to the six months ended September 30, 1996 was higher due to a greater utilization of net operating loss carryforwards in the prior period.

Interest and other income includes $233,000 and $271,000 and interest expense includes $227,000 and $263,000 for the six months September 30, 1997 and September 30, 1996, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.



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




                                   INTERNATIONAL AMERICAN HOMES, INC.




Date: November 3, 1997                  By:   /S/ ROBERT J. SUAREZ
                                              --------------------
                                        Robert J. Suarez
                                        President


Date: November 3, 1997                  By:    /S/ ROBERT I. ANTLE
                                              --------------------
                                        Robert I. Antle
                                        Executive Vice President, Treasurer, and
                                        Chief Financial Officer