Form 10-Q
period 1997-12-31
INTERNATIONAL AMERICAN HOMES INC
filed 1998-02-13
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM __ TO __
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of January 31, 1998, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,785,895.

================================================================================

                            Total number of pages: 20

                       INTERNATIONAL AMERICAN HOMES, INC.
                       ----------------------------------
                                AND SUBSIDIARIES
                                ----------------
                                      Index
                                      -----


Part I.                    Financial Information:                                                                               Page
-------                    ----------------------                                                                               ----
         Item 1.    Financial Statements

                    Consolidated Balance Sheets (Unaudited) as of December 31, 1997 and March 31, 1997..........................  3

                    Consolidated Statements of (Loss) Income and Retained Earnings (Unaudited) for the three months ended
                    December 31, 1997 and 1996..................................................................................  5

                    Consolidated Statements of (Loss) Income and Retained Earnings (Unaudited) for the nine months ended
                    December 31, 1997 and 1996..................................................................................  6

                    Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 1997 and
                    1996........................................................................................................  7

                    Notes to Consolidated Financial Statements (Unaudited)......................................................  8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ...................................................................................... 12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................................. 19


Part II.                   Other Information:


         Item 6.           Exhibits and Reports on Form 8-K..................................................................... 19

Signatures ..................................................................................................................... 20


Part I. Financial Information

                                     ITEM 1
                                     ------

                              FINANCIAL STATEMENTS


                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                          December 31, 1997       March 31, 1997
                                          -----------------       --------------

CASH AND  CASH EQUIVALENTS                     $2,837                 $2,187
($310 and $574 restricted)

RECEIVABLES                                       288                    949

REAL ESTATE INVENTORY                          20,802                 22,654

COLLATERAL FOR BONDS PAYABLE                    4,410                  4,972

PROPERTY AND EQUIPMENT - less
accumulated depreciation of $497
and $348                                           58                    149

OTHER ASSETS                                      580                    846
                                          -----------------       --------------

         TOTAL ASSETS                         $28,975                $31,757
                                          =================       ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          December 31, 1997       March 31, 1997
                                          -----------------       --------------

LIABILITIES

ACQUISITION AND CONSTRUCTION
LOANS PAYABLE                                  $12,291               $ 13,967

BONDS PAYABLE                                    4,244                  4,800

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         5,683                  5,530

CUSTOMER DEPOSITS                                  191                    326
                                          -----------------       --------------

   Total Liabilities                            22,409                 24,623
                                          -----------------       --------------


STOCKHOLDERS'  EQUITY

PREFERRED STOCK - $.01 par value,
4,000,000 shares authorized,
none issued or outstanding                          --                     --

COMMON STOCK - $.01 par value,
10,000,000 shares authorized,
2,954,343 shares issued,
2,784,395 shares outstanding                        29                     29

ADDITIONAL PAID-IN CAPITAL                       2,378                  2,378

RETAINED EARNINGS                                4,161                  4,729

TREASURY STOCK - 169,948 shares                    (2)                    (2)
                                          -----------------       --------------

   Total Stockholders' Equity                    6,566                  7,134
                                          -----------------       --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $28,975                $31,757
                                          =================       ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            INTERNATIONAL AMERICAN HOMES, INC.
                                     AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND RETAINED EARNINGS
                     (Dollars in thousands, except per share amounts)
                                        (Unaudited)

                                                                Three Months Ended December 31,
                                                      ----------------------------------------------------
                                                              1997                          1996
                                                      ---------------------        -----------------------
REVENUES
    Home sales                                                   $ 10,396                       $ 18,944

    Interest and other income                                         109                            163
                                                      ---------------------        -----------------------
                                                                   10,505                         19,107
                                                      ---------------------        -----------------------
COSTS AND EXPENSES
    Cost of home sales                                              8,795                         16,394

    Selling, general and administrative                             1,231                          2,049

    Interest                                                          111                            147

    Depreciation                                                       30                             27

    Restructuring charge                                            1,500                              0
                                                      ---------------------        -----------------------
                                                                   11,667                         18,617
                                                      ---------------------        -----------------------
(LOSS) INCOME BEFORE INCOME TAXES                                 (1,162)                            490

(BENEFIT) PROVISION  FOR INCOME TAXES                               (384)                            186
                                                      ---------------------        -----------------------
NET (LOSS) INCOME                                                   (778)                            304

RETAINED EARNINGS, BEGINNING OF PERIOD                              4,939                          4,524
                                                      ---------------------        -----------------------

RETAINED EARNINGS, END OF PERIOD                                  $ 4,161                        $ 4,828
                                                      =====================        =======================

PER SHARE DATA (Primary and Fully Diluted)
    Net (loss) income                                             $ (.28)                         $  .11
                                                      =====================        =======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary and fully diluted                                   2,784,395                      2,784,395
                                                      =====================        =======================


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            INTERNATIONAL AMERICAN HOMES, INC.
                                     AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND RETAINED EARNINGS
                     (Dollars in thousands, except per share amounts)
                                        (Unaudited)


                                                                Three Months Ended December 31,
                                                      ----------------------------------------------------
                                                              1997                          1996
                                                      ---------------------        -----------------------
REVENUES
    Home sales                                                   $ 45,013                       $ 50,721

    Interest and other income                                         412                            492
                                                      ---------------------        -----------------------
                                                                   45,425                         51,213
                                                      ---------------------        -----------------------
COSTS AND EXPENSES
    Cost of home sales                                             39,319                         43,837

    Selling, general and administrative                             4,905                          5,648

    Interest                                                          390                            444

    Depreciation                                                      106                             73

    Restructuring charge                                            1,500                              0
                                                      ---------------------        -----------------------
                                                                   46,220                         50,002
                                                      ---------------------        -----------------------
(LOSS) INCOME BEFORE INCOME TAXES                                   (795)                          1,211

(BENEFIT) PROVISION  FOR INCOME TAXES                               (227)                            462
                                                      ---------------------        -----------------------
NET (LOSS) INCOME                                                   (568)                            749

RETAINED EARNINGS, BEGINNING OF PERIOD                              4,729                          4,079
                                                      ---------------------        -----------------------

RETAINED EARNINGS, END OF PERIOD                                  $ 4,161                        $ 4,828
                                                      =====================        =======================

PER SHARE DATA (Primary and Fully Diluted)
    Net (loss) income                                             $ (.20)                         $  .27
                                                      =====================        =======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary and fully diluted                                   2,784,395                      2,758,213
                                                      =====================        =======================


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




                                            INTERNATIONAL AMERICAN HOMES, INC.
                                                    AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)

                                                                                                    Nine Months Ended December 31,
                                                                                                    ------------------------------

                                                                                                         1997            1996
                                                                                                    --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                                  $ (568)          $ 749

    Adjustments to reconcile  net (loss) income to net cash provided by operating activities:
        Depreciation                                                                                       106             73

    Changes in operating assets and liabilities
        Decrease in restricted cash                                                                        264             38

        Decrease in receivables                                                                            661             15

        Decrease (Increase) in real estate inventory                                                      1852          (915)

        Decrease in collateral for bonds payable                                                           562            575

        Increase in accounts payable and accrued liabilities                                               153          1,292

        (Decrease) Increase in customer deposits                                                         (135)             29

        Decrease (Increase) in other assets                                                                266          (232)
                                                                                                    --------------   -------------

Net cash provided by operating activities                                                                3,161          1,624
                                                                                                    --------------   -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Property and equipment, net                                                                           (15)            (9)
                                                                                                    --------------   -------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
    Proceeds from mortgage notes and loans payable                                                      22,333         28,765

    Payments of mortgage notes and loans payable                                                      (24,009)       (28,995)

    Repayments of bonds payable - finance subsidiaries                                                   (556)          (541)

    Proceeds from stock options exercised                                                                   --             30
                                                                                                    --------------   -------------
Net cash used in financing activities                                                                  (2,232)          (741)
                                                                                                    --------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  914            874

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         1,613          1,214
                                                                                                    --------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $ 2,527        $ 2,088
                                                                                                    ==============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:

        Interest                                                                                       $ 1,353        $ 1,494
                                                                                                    ==============   =============

        Income taxes                                                                                   $   138        $   230
                                                                                                    ==============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiaries, designs, builds, and sells single-family homes and townhomes and develops building lots. The Company currently conducts its building activities in Metropolitan Washington, D.C. and Florida (See Note - 3).

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

The interim Consolidated Financial Statements for the quarter and nine months ended December 31, 1997 include a restructuring charge of $1,500,000 ($990,000 after benefit for income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C. (See Note - 3). Accordingly current period operating results and certain selected statistics are not comparable with prior periods without adjustment.

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

NOTE 3 - PROVISION FOR RESTRUCTURING

During the past year an adverse housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been poorly performing were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability. Accordingly during the quarter ended December 31, 1997 the Board of Directors of the Company approved management's plan to discontinue the building and sale of homes and effect an orderly withdrawal from the Metropolitan Washington, D.C. housing market. The Company intends to complete all homes for which it has entered into non-contingent contracts and to sell its model homes and excess lot inventory. Management estimates that it will take approximately nine months to complete the withdrawal from the market. A restructuring charge of $1,500,000 ($990,000 after benefit for income tax) has been taken in the quarter ended December 31, 1997 to reflect the estimated loss in exiting the market. The Company believes that it has sufficient cash flow and cash on hand to pay the restructuring charge.


NOTE 4 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):

                                    December 31, 1997          March 31, 1997
                                    -----------------          --------------
Accumulated costs of construction
completed and in progress                      $8,611                 $11,096

Land and land development costs                12,027                  10,822

Land options and deposits                         164                     736
                                    -----------------          --------------
                                              $20,802                 $22,654
                                    =================          ==============

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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)

                                    December 31, 1997          March 31, 1997
                                    -----------------          --------------
Assets:
     Collateral for bonds payable             $ 4,410                 $ 4,972

     Other assets                                   4                      13
                                    -----------------          --------------

                                              $ 4,414                 $ 4,985
                                    =================          ==============

Liabilities and Equity:

     Bonds payable                            $ 4,244                 $ 4,800

     Equity and intercompany advances             170                     185
                                    -----------------          --------------

                                              $ 4,414                 $ 4,985
                                    =================          ==============



                       Condensed Statements of Operations
                                   (Unaudited)

                                           Three Months Ended December 31,
                                    -----------------------------------------
                                          1997                      1996
                                    -----------------          --------------

Revenues - Interest and other
income                                          $ 114                   $ 131
                                    =================          ==============

Income before income taxes                        $ 3                    $  2
                                    =================          ==============

                       Condensed Statements of Operations
                                   (Unaudited)

                                           Nine Months Ended December 31,
                                    -----------------------------------------
                                          1997                      1996
                                    -----------------          --------------
Revenues - Interest and other
income                                          $ 347                   $ 402
                                    =================          ==============

Income before income taxes                        $ 9                    $ 10
                                    =================          ==============

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The interim Consolidated Financial Statements for the quarter and nine months ended December 31, 1997 include a restructuring charge of $1,500,000 ($990,000 after benefit for income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C. (see note - 3). Although the Company believes that the restructuring charge is sufficient based on current period estimates, the actual cost of restructuring may be greater or less than the charge.

At December 31, 1997, the Company had commitments to purchase 232 finished building lots at a total purchase price of approximately $6,140,000 over a two-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

The Plan of Reorganization provides for distributions to creditors equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1997 and has determined that there was no excess cash flow (as defined in the Plan) for that period, and accordingly no distribution to creditors was required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount is included in Accounts Payable and Accrued Liabilities on the accompanying unaudited consolidated balance sheets.

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

During the past year an adverse housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been poorly performing were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability. Accordingly during the quarter ended December 31, 1997 the Board of Directors of the Company approved management's plan to discontinue the building and sale of homes and effect an orderly withdrawal from the Metropolitan Washington, D.C. housing market.

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Financial Statements for the quarter and nine months ended December 31, 1997 include a restructuring charge of $1,500,000 ($990,000 after benefit for income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C. (see note - 3). The Company believes that it has sufficient cash flow and cash on hand to pay the restructuring charge.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $33,400,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from April, 1998 to September, 1999), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee certain of these obligations up to an aggregate maximum amount of $13,700,000. At December 31, 1997, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $3,803,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At December 31, 1997, the Company had commitments to purchase 232 finished building lots at a total purchase price of approximately $6,140,000 over a two-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $164,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 developed and undeveloped lots. At December 31, 1997, the Company had substantially developed 150 of those undeveloped lots into finished building lots. The Company had delivered homes on 73 of these lots in prior periods up to and including December 31, 1997. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

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

RESULTS OF OPERATIONS

The following table sets forth certain information with respect to homes delivered and homes sold during the periods presented, as well as homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands). For comparative purposes, 1996 information has been restated to eliminate the results from restructured operations (i.e. the exiting from the Washington, D.C. market).



                           Three Months Ended            Nine Months Ended
                               December 31,                 December 31,
                          ---------------------       ---------------------
                            1997         1996           1997         1996
                          --------     --------       --------     --------
Homes delivered
    Units                       79           79            250          243

    Home sales revenue     $10,396      $10,434        $32,714      $31,003

    Average sales price     $131.6       $132.1         $130.9       $127.6

Homes sold
    Units                       66           78            239          228

    Sales value             $8,694      $10,435        $31,502      $29,926

    Average sales price     $131.7       $133.8         $131.8       $131.3


                                                           December 31,
                                                      ---------------------
Backlog                                                 1997         1996
                                                      ---------    --------
    Units                                                    71          54

    Sales value                                          $9,285      $7,708

    Average sales price                                  $130.8      $142.7



Home sales revenue for the three months ended December 31, 1997 decreased slightly when compared to the three months ended December 31, 1996 while units delivered were the same. The decrease results from a slightly lower average sales price. For the nine months ended December 31, 1997 home sales revenues and the number of homes delivered increased over the comparable period in the prior year. The increases are attributed to a higher average sales price combined with an increase in the number of homes delivered.

The number of homes sold during the three months ended December 31, 1997 and the average sales price of the homes sold both decreased when compared to the same period in the prior year. The decreases are attributed to more competitive market conditions. For the nine months ended December 31, 1997 homes sold increased slightly and the average sales price also increased slightly over the prior comparable period.

The backlog at December 31, 1997 and 1996 does not include contingent contracts.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

Operations for the three months ended December 31, 1997 are not comparable to the three months ended December 31, 1996 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).


                                          Three Months Ended December 31,
                                  ----------------------------------------------
                                          1997                     1996
                                  ----------------------     -------------------
                                  Dollars           %        Dollars        %
                                  -------        -------     -------     -------
Home sales revenues               $10,396          100.0     $18,944       100.0

Cost of home sales                  8,795           84.6      16,394        86.5

Gross profit                        1,601           15.4       2,550        13.5

Selling, general and
administrative expenses             1,231           11.8       2,049        10.8

Restructuring provision             1,500           14.4           0         0.0

(Loss) income before income taxes  (1,162)         (11.2)        490         2.6


For the three months ended December 31, 1997 a net income tax benefit of $384,000 was recorded. For the three months ended December 31, 1996 a provision for income taxes of $186,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $114,000 and $131,000 and interest expense includes $111,000 and $129,000 for the three months December 31, 1997 and December 31, 1996, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).


                                          Three Months Ended December 31,
                                  ----------------------------------------------
                                          1997                     1996
                                  ----------------------     -------------------
                                  Dollars           %        Dollars        %
                                  -------        -------     -------     -------
Home sales revenues               $10,396          100.0     $10,434       100.0

Cost of home sales                  8,795           84.6       8,741        83.8

Gross profit                        1,601           15.4       1,693        16.2

Selling, general and
administrative expenses             1,275           12.3       1,233        11.8

Income before income taxes            295            2.8         435         4.2


Gross profit decreased for the three months ended December 31, 1997 compared to the three months ended December 31, 1996, and gross profit as a percentage of home sales revenue also decreased. The decrease in gross profit results from a higher cost of home sales which could not be recovered through higher sales prices.

Selling, general and administrative expenses for the three months ended December 31, 1997 increased in amount and as a percentage of home sales revenue over the prior comparable period. The increase in selling expenses resulted from increased per unit selling and marketing costs. The increase in general and administrative expenses is attributed to higher employment costs.

The change in income before income taxes for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 reflects the change in gross profit and selling, general and administrative expenses.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

Operations for the nine months ended December 31, 1997 are not comparable to the nine months ended December 31, 1996 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).


                                          Nine Months Ended December 31,
                                  ----------------------------------------------
                                          1997                     1996
                                  ----------------------     -------------------
                                  Dollars           %        Dollars        %
                                  -------        -------     -------     -------
Home sales revenues               $45,013          100.0     $50,721       100.0

Cost of home sales                 39,319           87.4      43,837        86.4

Gross profit                        5,694           12.6       6,884        13.6

Selling, general and
administrative expenses             4,905           10.9       5,648        11.1

Restructuring provision             1,500            3.3           0         0.0

Income before income taxes           (795)          (1.8)      1,211         2.4


For the nine months ended December 31, 1997 a net income tax benefit of $227,000 was recorded. For the nine months ended December 31, 1996 a provision for income taxes of $462,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $347,000 and $402,000 and interest expense includes $338,000 and $392,000 for the nine months December 31, 1997 and December 31, 1996, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).


                                          Nine Months Ended December 31,
                                  ----------------------------------------------
                                          1997                     1996
                                  ----------------------     -------------------
                                  Dollars           %        Dollars        %
                                  -------        -------     -------     -------
Home sales revenues               $32,714          100.0     $31,003       100.0

Cost of home sales                 27,719           84.7      26,268        84.7

Gross profit                        4,995           15.3       4,735        15.3

Selling, general and
administrative expenses             3,745           11.4       3,397        11.0

Income before income taxes          1,146            3.5       1,284         4.1


Gross profit increased for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996, and gross profit as a percentage of home sales revenue remained constant. The increase in gross profit results from higher home sales revenues.

Selling, general and administrative expenses for the nine months ended December 31, 1997 increased in amount and as a percentage of home sales revenue over the prior comparable period. The increase in selling expenses resulted from increased home sales revenues and higher per unit selling and marketing expenses. The increase in general and administrative expenses is attributed to higher employment costs.

The change in income before income taxes for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996 reflects the change in gross profit and selling, general and administrative expenses.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None






                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             A Report on Form 8-K was filed with the Securities and Exchange Commission on December 9, 1997 and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       INTERNATIONAL AMERICAN HOMES, INC.




Date:  February 13, 1998               By: /s/ ROBERT J. SUAREZ
                                           --------------------
                                           Robert J. Suarez
                                           President


Date:  February 13, 1998               By: /s/ ROBERT I. ANTLE
                                           --------------------
                                           Robert I. Antle
                                           Executive Vice President, Treasurer,
                                           and Chief Financial Officer