Form 10-K
period 1998-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1998-06-24
CIK 760678

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-K
                                   -----------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended March 31, 1998

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

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 1, 1998, the number of shares outstanding of the registrant's common stock, $.01 par value, was 2,780,895. As of June 1, 1998 the aggregate market value of the registrant's common stock held by non-affiliates was $2,311,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [X]

================================================================================

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-K

                                      Index

                                                                           Page
                                                                           ----
Part I.

    Item 1.  Business ........................................................3
    Item 2.  Properties ......................................................8
    Item 3.  Legal Proceedings ...............................................8
    Item 4.  Submission of Matters to a Vote of Security Holders..............8

Part II.

    Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters .............................................9
    Item 6.  Selected Financial Data ........................................10
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................12
    Item 8.  Financial Statements and Supplementary Data ....................20
    Item 9.  Change in and Disagreements with Accountants on
             Accounting and Financial Disclosure ............................20

Part III.

    Item 10. Directors and Executive Officers of the Registrant .............20
    Item 11. Executive Compensation .........................................20
    Item 12. Security Ownership by Certain Beneficial Owners
             and Management .................................................20
    Item 13. Certain Relationships and Related Transactions .................20

Part IV.

    Item 14. Exhibits, Financial Statements, Schedules, and
             Reports on Form 8-K.............................................21

Signatures ..................................................................23

                                     PART I

Item 1. Business

General Description
-------------------

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiary, designs, builds, and sells single-family homes and villas and develops finished building lots, primarily in middle income communities in suburban residential areas in Greater Tampa, Florida.

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C.. Such activities have been terminated and a plan for the orderly withdrawal from that market was adopted. During the quarter ended December 31, 1997 the sale of new homes was discontinued. Homes for which the Company had entered into non-contingent contracts are being completed and model homes and excess lot inventory have been sold. It is anticipated that all construction will be completed by July 31, 1998. See Note 1, Note 7 and Note 11 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

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

Financing Arrangements
----------------------

The Company, through its subsidiary, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and undeveloped land and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations limit the portion of each home that can be financed to approximately 75% of its value. Since the Company uses its own capital resources to fund those costs that cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently, and expects to continue to be, highly leveraged. All of the Company's financing arrangements are secured by the related real estate inventory.

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

Markets
-------

During the three fiscal years ended March 31, 1998, the Company built and delivered 1,178 homes realizing $176,540,000 in revenues. The following tables summarize, by market area, the Company's sales revenues and number of homes delivered, respectively, for its last three fiscal years.

                               Home Sales Revenue
                             (Dollars in thousands)


                                                                  Year Ended March 31,
                                     ------------------------------------------------------------------------------
                                               1998                      1997                       1996
                                     -------------------------  ------------------------  -------------------------
  Market Area
  -----------
  Greater Tampa, Florida                             $ 42,102                  $ 40,282                   $ 32,326

  Metropolitan Washington, D.C.*                       12,299                    25,874                     23,657
                                     -------------------------  ------------------------  -------------------------
     Total*                                          $ 54,401                  $ 66,156                   $ 55,983
                                     =========================  ========================  =========================

                            Number of Homes Delivered

                                                                  Year Ended March 31,
                                     ------------------------------------------------------------------------------
                                               1998                      1997                       1996
                                     -------------------------  ------------------------  -------------------------
  Market Area
  -----------
  Greater Tampa, Florida                                  321                        309                       257

  Metropolitan Washington, D.C.*                           56                        123                       112
                                     -------------------------  ------------------------- -------------------------
     Total*                                               377                        432                       369
                                     =========================  ========================= =========================

* Includes home sales revenue and number of homes delivered prior to the restructuring of operations during the year ended March 31, 1998.

The Company is currently offering single-family homes and villas in six communities at prices ranging from $98,000 to $205,000. Purchasers of the Company's homes include both entry-level and move-up buyers. The average sales price of the homes delivered in the year ended March 31, 1998 was $ 144,000.

Land Acquisition and Development
--------------------------------

The Company generally acquires finished building lots under contracts which spread the acquisition of those lots over a period of time that roughly coincides with the estimated time required for the construction and sale of the homes on those lots. At March 31, 1998 the Company had commitments to purchase 297 finished building lots at a total purchase price of approximately $7,277,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the near future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At March 31, 1998, the Company had developed 150 of those lots into finished building lots and delivered 77 homes on those lots in prior periods up to and including March 31, 1998. The Company is not engaged in any other land development activities.

Subcontractors and Suppliers
----------------------------

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

Warranties
----------

The Company provides warranties to all of its customers. The Company provides a written ten-year warranty through an independent warranty program which insures performance by the Company. The warranties cover major structural defects for ten years, limited structural and mechanical defects for one to two years, and all defects for one year.

Seasonal Nature of Business
---------------------------

Due to its product mix, the Company's operations have not been seasonal in nature.

Backlog
-------

The following comparative backlog information excludes the results from restructured operations (i.e. exiting from the Metropolitan Washington, D.C. market).

As of March 31, 1998 and 1997 the Company had a backlog of signed non-contingent contracts for 107 homes with aggregate sales prices of $14,676,000 and 82 homes with aggregate sales prices of $10,372,000, respectively.

As of March 31, 1998 the backlog of signed non-contingent contracts in the restructured operations was 13 homes with aggregate sales prices of $2,710,000.

Sales and Marketing
-------------------

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

The Company requires a cash deposit from purchasers at the time a contract of sale is executed. Such deposits are held in trust, escrow, or segregated bank accounts. Purchasers are permitted to cancel their contract and receive a refund of their deposit under certain limited circumstances including their inability to obtain permanent mortgage financing or to sell their existing home. For the years ended March 31, 1998, 1997 and 1996, the Company experienced cancellation rates of 21%, 21%, and 19%, respectively.

Although the Company attempts to limit its inventory of unsold homes, it may commence construction of homes prior to obtaining sales contracts. The Company frequently discounts the purchase price of these homes or provides various options and other sales incentives to purchasers.

Customer Financing
------------------

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

Competition
-----------

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

Regulation
----------

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

Employees
---------

The Company employed 38 persons as of March 31, 1998 of whom 2 were executive officers, 12 were sales personnel, 11 were administrative and clerical personnel and 13 were involved in construction and supervision of construction. The Company believes its employee relations are satisfactory.

Item 2. Properties

As of March 31, 1998, the Company occupied leased office facilities in Tampa, Florida and Lanham, Maryland totaling approximately 8,420 square feet. See Item 1 and Note 7 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

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

The Company is currently involved in litigation brought by a former officer of its Washington, D.C. subsidiary. The Company has filed a counterclaim against the former officer and is vigorously defending all claims. Due to the uncertainty of the outcome of this litigation, no provision related to either claim has been made in the accompanying Consolidated Financial Statements. However, under any circumstances, there would be no material adverse effect on the Consolidated Financial Statements. The Company believes that the claim is without merit.

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

The following table sets forth the range of high and low bid prices for the periods indicated as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).

                                   High               Low
                                   ----               ---
Calendar Year 1996
------------------
First Quarter                    $ 1.00             $ .38
Second Quarter                     1.56               .94
Third Quarter                      1.38              1.13
Fourth Quarter                     1.81               .81

Calendar Year 1997
------------------
First Quarter                      1.63              1.19
Second Quarter                     1.56              1.19
Third Quarter                      1.50              1.38
Fourth Quarter                     1.50              1.38

Calendar Year 1998
------------------
First Quarter                      1.50              1.50


As of June 1, 1998, there were 2,512 stockholders of record.

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

Item 6. Selected Financial Data

               Selected Consolidated Statements of Operations (1)
                             (Dollars in thousands)

                                                          Year Ended March 31,
                          -------------------------------------------------------------------------------
                             1998 (2)          1997             1996            1995           1994
                          --------------  ---------------  ---------------  -------------  --------------
Revenues:

Home sales                     $ 54,401         $ 66,156         $ 55,983       $ 50,347        $ 34,356

Interest and other income           482              617              792            878           1,277
                          --------------  ---------------  ---------------  -------------  --------------
                                 54,883           66,773           56,775         51,225          35,633
                          --------------  ---------------  ---------------  -------------  --------------
Costs and expenses:

Cost of home sales               47,359           57,712           48,425         43,455          28,814

Restructuring provision           1,840                -                -              -               -

Selling, general and              6,137            7,455            6,541          5,673           4,560
administrative

Interest                            473              545              747            857           1,239

Depreciation                        158              131               59             81              64
                          --------------  ---------------  ---------------  -------------  --------------
                                 55,967           65,843           55,772         50,066          34,677
                          --------------  ---------------- ---------------  -------------  --------------
(Loss) income before            (1,084)              930            1,003          1,159             956
income taxes              --------------  ---------------- ---------------  -------------  --------------

(Benefit)  provision for          (380)              280               60             72           (124)
income taxes
                          ==============  ================ ===============  =============  ==============

Net (loss) income                ($704)         $    650         $    943       $  1,087        $  1,080
                          ==============  ================ ===============  =============  ==============

Per Common Share:

Basic net (loss) income          ($.25)         $    .24         $    .35       $    .40        $    .40
                          ==============  ================ ===============  =============  ==============

Weighted average number
of shares used in basic
net (loss) income per         2,785,576         2,765,025       2,724,395      2,724,395       2,724,395
share data, as adjusted
for the Reverse Stock
Split
                          ==============  ================ ===============  =============  ==============

                  Selected Consolidated Balance Sheet Data (1)
                             (Dollars in thousands)


                             March 31,       March 31,       March 31,      March 31,       March 31,
                             1998 (2)          1997            1996           1995            1994
                          --------------  --------------  -------------- --------------  --------------
Receivables                    $    532        $    949        $  1,223       $    444        $    431

Collateral for bonds              4,500           4,972           5,871          7,620           9,666
payable

Real estate inventory            20,964          22,654          21,860         16,997          11,177

Total assets                     28,183          31,757          31,527         27,668          25,395

Mortage notes and loans          11,246          13,967          13,814          9,724           6,116
payable

Bonds payable                     4,341           4,800           5,660          7,362           9,337

Total liabilities                21,749          24,623          25,073         22,177          20,971

Stockholders' equity              6,434           7,134           6,454          5,511           4,424

                             ----------------------

(1) In conjunction with the Reorganization, the Company adopted fresh start reporting pursuant to which all assets and assumed liabilities are restated to reflect their reorganization value which approximates their fair value at the date of reorganization. Accordingly, the Selected Consolidated Statements of Operations for the period March 31, 1994 through March 31, 1998 and the Selected Consolidated Balance Sheet Data as of March 31, 1994 through March 31, 1998 are not comparable to the related statements for any prior period and as of any prior date.

(2) The Selected Consolidated Statement of Operations and Selected Consolidated Balance Sheet Data for the year ended March 31, 1998 include the restructuring of operations, $1,840,000 (i.e. exiting from the Washington, D.C. market).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

During the past several years an adverse housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been poorly performing were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability in the Metropolitan Washington, D.C. market. Accordingly during the quarter ended December 31, 1997 the Board of Directors of the Company approved management's plan to discontinue the building and sale of homes and effect an orderly withdrawal from the Metropolitan Washington, D.C. housing market.

Liquidity and Capital Resources
-------------------------------

The consolidated financial statements for the year ended March 31, 1998 include a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C. ( See Note 7 and Note 11 in Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this report). The Company believes that it has sufficient cash flow and cash on hand to absorb the restructuring charge.

The Company, through its subsidiary, obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations generally limit the portion of each home that can be financed to approximately 75% of its value. Since the Company must use its own capital resources to fund those costs that cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently, and expects to continue to be, highly leveraged.

The Company's subsidiaries currently have financing agreements in the aggregate amount of $26,542,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from April, 1998 to September, 1999), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has personally guaranteed certain of these obligations in the aggregate maximum amount of $13,700,000, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1998, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $3,766,000.

The Company generally acquires finished building lots under contracts which spread the acquisition of such lots over a period of time that roughly coincides with the estimated time required for the construction and sale of homes on those lots. At March 31, 1998, the Company had commitments to purchase 297 finished building lots at a total purchase price of approximately $7,277,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the near future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At March 31, 1998, the Company had developed 150 of those lots into finished building lots and delivered 77 homes on those lots in prior periods up to and including March 31, 1998. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short-term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing market in the area where the Company will continue operations and the ability of the Company to maintain a continued supply of finished building lots will also affect the Company's long-term liquidity. Management believes that the Company currently has adequate financing and liquidity to meet its financial obligations and will be able to fund the acquisition and construction of inventory to support modest growth. However, there is no assurance that such financing will be available to the Company in the future.

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

Results of Operations
---------------------

The following table and the paragraphs that follow sets forth certain information with respect to homes delivered and homes sold during the periods presented (dollars in thousands). For comparative purposes, the information has been restated to eliminate the results from restructured operations (i.e. the exiting from the Washington, D.C. market).


                                                            Year Ended March 31,
                                  --------------------------------------------------------------------------
                                           1998                     1997                     1996
                                  ------------------------ ------------------------ ------------------------
  Homes delivered
      Units                                          321                     309                      257
      Home sales revenue                        $ 42,102                $ 40,282                 $ 32,326
      Average sales price                       $  131.2                $  130.4                 $  125.8
  Homes sold
      Units                                          346                     322                      268
      Sales value                               $ 46,244                $ 41,839                 $ 33,955
      Average sales price                       $  133.7                $  129.9                 $  126.7

The increase in home sales revenues for the year ended March 31, 1998 compared to the year ended March 31, 1997 and the increase in home sales revenues for the year ended March 31, 1997 compared to the year ended March 31, 1996 both result from a combination of an increase in the number of units delivered and an increase in the average sales price of the units delivered. The increase in the number of units delivered results generally from a greater number of operating communities. The increase in the average sales price results from a wider product range and price increases.

The Company realized an increase in the number of homes sold during the year ended March 31, 1998 compared to the year ended March 31, 1997 and an increase during the year ended March 31, 1997 compared to the year ended March 31, 1996. The increases are attributable to an increase in the number of communities in which the company builds and a greater number of sales in each community.

The increase in the average sales price of homes sold during the year ended March 31, 1998 compared to the year ended March 31, 1997 and the increase during the year ended March 31, 1997 compared to the year ended March 31, 1996 results from higher average sales price and a wider sales price range.

The following table sets forth certain information with respect to homes sold under contract but not delivered ("backlog") at the dates shown (dollars in thousands). For comparative purposes the information has been restated to eliminate the results from restructured operations (i.e. the exiting from the Washington D.C. market).

                                                 Year Ended March 31,
                               ----------------------------------------------------------
                                     1998                 1997               1996
                               ------------------  ------------------  ------------------
  Backlog
      Units                                  107                  82                69
      Sales value                        $14,676             $10,372           $ 8,692
      Average sales price                $ 137.2             $ 126.5           $ 126.0

There are no contingent contracts in the backlog.

The Company realized an annual increase in the number of its backlog of sales contracts. This increase is attributable to a greater number of communities in which the company builds homes as well as an increase in the number of sales per community.

The increase in the average sales price results from a wider product range and price increases.

Year Ended March 31, 1998 Compared to the Year Ended March 31, 1997.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands). Operations for the year ended March 31, 1998 are not comparable to the year ended March 31, 1997 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).

                                                                         Year Ended March 31,
                                                   -----------------------------------------------------------------
                                                                 1998                             1997
                                                   --------------------------------- -------------------------------
                                                       Dollars             %            Dollars            %
                                                   ----------------- --------------- --------------- ---------------
  Home sales revenues                                       $54,401           100.0         $66,156           100.0
  Cost of home sales                                         47,359            87.1          57,712            87.2
  Gross profit                                                7,042            12.9           8,444            12.8
  Selling, general and administrative expenses                6,137            11.3           7,455            11.3
  Restructuring provision                                     1,840             3.4               -               -
  (Loss) income before income taxes                         (1,084)           (2.0)             930             1.4

Interest and Other Income

Interest and other income includes $423,000 and $483,000 and interest expense includes $416,000 and $471,000 for the years ended March 31, 1998 and March 31, 1997, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs. The decrease in both income and expense results from decreases in mortages receivable due to payoffs which reduces the related debt.

Income Taxes

For the year ended March 31, 1998 a net income tax benefit of $380,000 was recorded. For the year ended March 31, 1997 a provision for income taxes of $280,000 was recorded. The effective tax rates for years ended March 31, 1998 and 1997 were 35% and 30%, respectively. The change in the effective tax rate was the result of a reversal of a prior year tax reserve.

Restructuring Provision

The year ended March 31, 1998 includes a restructuring charge of $1,840,000 associated with the termination of home-building operations in Metropolitan Washington, D.C.. The year ended March 31, 1997 did not include any restructuring charge.

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).

                                                                          Year Ended March 31,
                                                   -----------------------------------------------------------------
                                                                 1998                             1997
                                                   --------------------------------- -------------------------------
                                                       Dollars             %             Dollars            %
                                                   ----------------- --------------- --------------- ---------------
  Home sales revenues                                       $42,102           100.0         $40,282           100.0
  Cost of home sales                                         35,759            84.9          34,172            84.8
  Gross profit                                                6,343            15.1           6,110            15.2
  Selling, general and administrative expenses                4,677            11.1           4,123            10.2
  Income before income taxes                                  1,497             3.6           1,874             4.7

While gross profit increased for the year ended March 31, 1998 compared to the year ended March 31, 1997, gross profit as a percentage of home sales revenue decreased slightly. The percentage decrease is not deemed to be material.

Selling, general and administrative expenses for the year ended March 31, 1998 increased in both amount and percentage when compared to the prior comparable period. The increase in selling, general and administrative expenses is due principally to higher general and administrative expenses resulting from increased employment costs. In addition, higher total selling and marketing expenses were incurred due to the increase in home sales revenues and a small increase in per unit selling and marketing expenses. The percentage increase in selling, general and administrative expenses is due to the reasons set forth above.

The change in pre-tax profit for the year ended March 31, 1998 compared to the year ended March 31, 1997 is a reflection of the changes in gross profit and in selling, general, and administrative expenses as discussed above.

Year Ended March 31, 1997 Compared to the Year Ended March 31, 1996.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                                          Year Ended March 31,
                                                   -----------------------------------------------------------------
                                                                1997                             1996
                                                   --------------------------------- -------------------------------
                                                       Dollars             %             Dollars            %
                                                   ----------------- --------------- --------------- ---------------
  Home sales revenues                                       $66,156           100.0         $55,983           100.0
  Cost of home sales                                         57,712            87.2          48,425            86.5
  Gross profit                                                8,444            12.8           7,558            13.5
  Selling, general and administrative expenses                7,455            11.3           6,541            11.7
  Income before income taxes                                    930             1.4           1,003             1.8

While gross profit increased for the year ended March 31, 1997 compared to the year ended March 31, 1996, gross profit as a percentage of home sales revenue decreased from 13.5% to 12.8%. This percentage decrease results primarily from the comparative increase in all direct and indirect construction costs. These costs increases could not be fully recouped through higher sales prices due to strong competition in the markets where the Company operates.

Selling, general and administrative expenses for the year ended March 31, 1997 increased when compared with the prior comparable period but decreased as a percentage of the related home sales revenue. The increase in selling, general and administrative expenses is due to the increase in home sales revenue and higher total selling and marketing expenses. The percentage decrease in selling, general and administrative expenses is due to general and administrative expenses being absorbed over a larger number of units delivered partially offset by higher per unit selling and marketing expenses.

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

Interest and Other Income

Interest and other income includes $483,000 and $647,000 and interest expense includes $471,000 and $623,000 for the years ended March 31, 1997 and March 31, 1996, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs. The decrease in both income and expense results from decreases in mortages receivables due to payoffs which reduces the related debt.

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

Inflation and Business Cycles

General economic conditions in the United States, and particularly the impact of inflation, availability of funds, and other factors on interest rates, affect both the Company's sales and its costs. Inflation can have a long-term impact on the Company because increasing costs of land, materials, and labor result in higher sales prices of its homes. In addition, increases in interest rates on permanent mortgages generally result in reduced sales rates. The Company's business is also affected by local economic conditions, such as unemployment rates and housing demand in the market in which it builds homes. Homebuilding is a cyclical industry in which economic conditions have a substantial impact on operating performance.

Year 2000

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications and other systems using computer chips currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the systems to process critical financial and operations information incorrectly.

The Company has engaged a programmer at a nominal cost to test and bring its systems into compliance. It expects this to be completed prior to the year 2000.

Special Note Regarding Forward-Looking Statements

Certain statements in this Section and "Business" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements". Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the demographic trends and other conditions impacting the housing market in the areas in which the Company operates, competition in such areas, the availability of financing, litigation outcomes, and general economic and business conditions which may impact levels of disposable income of potential home buyers.

Item 8. Financial Statements and Supplementary Data

The information required under this item is incorporated herein by reference to the information provided at Pages F-1 through F-21 of this report.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 12. Security Ownership by Certain Beneficial Owners and Management

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. See Note 10 in Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this report.

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

                                                                            Page
                                                                            ----
               INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES

         Report of Independent Public Accountants ...........................F-1

         Consolidated Balance Sheets as of March 31, 1998 and 1997...........F-2

         Consolidated Statements of Operations for the three years
         ended March 31, 1998................................................F-4

         Consolidated  Statements of Changes in  Stockholders' Equity
         for the three years ended March 31, 1998............................F-5

         Consolidated Statements of Cash Flows for the three years
         ended March 31, 1998................................................F-6

         Notes to Consolidated Financial Statements..........................F-7

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1998.

         (c) Exhibits. The following exhibits are filed as part of this Annual
             Report:

Exhibit
Number
------

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

Date: June 24, 1998       INTERNATIONAL AMERICAN HOMES, INC.


                          By: /s/ Robert J. Suarez
                              --------------------
                              Robert J. Suarez
                              Chairman of the Board of Directors and President (Principal Executive Officer)

                          By: /s/ Robert I. Antle
                              -------------------
                              Robert I. Antle
                              Executive Vice President, Secretary,Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                     Title                                Date
---------                     -----                                ----

/s/ Robert J. Suarez          Chairman of the Board of
--------------------          Directors and President              June 24, 1998
Robert J. Suarez

/s/ Robert I. Antle           Executive Vice President
-------------------           and Director                         June 24, 1998
Robert I. Antle

/s/ William D. Aiken          Director                             June 24, 1998
--------------------
William D. Aiken

/s/ Dionel Cotanda            Director                             June 24, 1998
------------------
Dionel Cotanda

/s/ Peter A. Davis            Director                             June 24, 1998
------------------
Peter A. Davis

/s/ Robert E. Everett         Director                             June 24, 1998
---------------------
Robert E. Everett

/s/ James G. Farr             Director                             June 24, 1998
-----------------
James G. Farr

/s/ Brian Gibney              Director                             June 24, 1998
----------------
Brian Gibney

/s/ Jeffrey D. Prol           Director                             June 24, 1998
-------------------
Jeffrey D. Prol

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of International American Homes, Inc.:

We have audited the accompanying consolidated balance sheets of International American Homes, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International American Homes, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended March 31, 1998, in conformity with generally accepted accounting principles.


                                      ARTHUR ANDERSEN LLP

Washington, D.C.
May 29, 1998

Item 14(a) Financial Statements


                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

                                                                               March 31,                March 31,
                                                                                 1998                     1997
                                                                           -----------------       -----------------
 CASH AND CASH EQUIVALENTS - including $290 and $574 restricted,                   $  1,461                $  2,187
     respectively
 RECEIVABLES                                                                            532                     949
 REAL ESTATE INVENTORY                                                               20,964                  22,654
 COLLATERAL FOR BONDS PAYABLE                                                         4,500                   4,972
 PROPERTY AND EQUIPMENT - less accumulated depreciation of $544 and                      88                     149
     $348, respectively
 OTHER ASSETS                                                                           638                     846
                                                                           -----------------       -----------------
     TOTAL ASSETS                                                                  $ 28,183                $ 31,757
                                                                           =================       =================

The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               March 31,                March 31,
                                                                                 1998                     1997
                                                                           -----------------       -----------------
 LIABILITIES
 MORTGAGE NOTES AND LOANS PAYABLE                                                  $ 11,246                $ 13,967
 BONDS PAYABLE                                                                        4,341                   4,800
 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                             5,968                   5,530
 CUSTOMER DEPOSITS                                                                      194                     326
                                                                           -----------------       -----------------
     Total Liabilities                                                               21,749                  24,623
                                                                           -----------------       -----------------

 COMMITMENTS AND CONTINGENCIES                                                            -                       -

 STOCKHOLDERS' EQUITY
 PREFERRED STOCK - $.01 par value; 4,000,000 shares authorized; none                      -                       -
     issued or outstanding
 COMMON STOCK - $.01 par value;  10,000,000 shares  authorized;  2,960,843               30                      29
     and 2,954,343 shares issued, respectively; 2,790,895 and 2,784,395 shares outstanding, respectively
 ADDITIONAL PAID-IN CAPITAL                                                           2,381                   2,378
 RETAINED EARNINGS                                                                    4,025                   4,729
 TREASURY STOCK, 169,948 shares                                                         (2)                     (2)
                                                                           -----------------       -----------------
     Total Stockholders' Equity                                                       6,434                   7,134
                                                                           -----------------       -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 28,183                $ 31,757
                                                                           =================       =================

The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                     Year Ended March 31,
                                                 ----------------------------------------------------------
                                                         1998                1997                1996
                                                 ------------------- ------------------- ------------------
REVENUES
    Home sales                                            $ 54,401            $ 66,156           $ 55,983
    Interest and other income                                  482                 617                792
                                                 ------------------- ------------------- ------------------
                                                            54,883              66,773             56,775
                                                 ------------------- ------------------- ------------------
EXPENSES
    Cost of home sales                                      47,359              57,712             48,425
    Selling, general and administrative                      6,137               7,455              6,541
    Interest                                                   473                 545                747
    Depreciation                                               158                 131                 59
    Restructuring charge                                     1,840                   -                  -
                                                 ------------------- ------------------- ------------------
                                                            55,967              65,843             55,772
                                                 ------------------- ------------------- ------------------
(LOSS) INCOME BEFORE INCOME TAXES                          (1,084)                 930              1,003
(BENEFIT) PROVISION FOR INCOME TAXES                         (380)                 280                 60
                                                 ------------------- ------------------- ------------------
NET (LOSS) INCOME                                           ($704)             $   650            $   943
                                                 =================== =================== ==================
BASIC NET (LOSS) INCOME PER SHARE
    Net (loss) income                                       ($.25)            $    .24        $       .35
                                                 =================== =================== ==================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            2,785,576           2,765,025          2,724,395
                                                 =================== =================== ==================

The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)

                                  Common Stock
                         -------------------------------
                          Shares Issued                      Additional
                               and             Amount          Paid-In         Retained        Treasury
                           Outstanding                         Capital         Earnings         Stock          Total
                         ---------------     -----------    -------------     -----------     -----------    -----------
Balance, March 31, 1995       2,724,395            $ 29         $  2,348         $ 3,136           $ (2)        $ 5,511
    Net income                        -               -                -             943               -            943
                         ---------------     -----------    -------------     -----------     -----------    -----------
Balance, March 31, 1996       2,724,395              29            2,348           4,079             (2)          6,454
    Net income                        -               -                -             650               -            650
    Option exercise              60,000               -               30               -               -             30
                         ---------------     -----------    -------------     -----------     -----------    -----------
Balance, March 31, 1997       2,784,395              29            2,378           4,729             (2)          7,134
    Net loss                          -               -                -           (704)               -          (704)
    Option exercise               6,500               1                3               -               -              4
                         ===============     ===========    =============     ===========     ===========    ===========
Balance, March 31, 1998       2,790,895            $ 30          $ 2,381         $ 4,025           $ (2)        $ 6,434
                         ===============     ===========    =============     ===========     ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                               Year Ended March 31,
                                                          ---------------------------------------------------------
                                                                 1998                1997               1996
                                                          ------------------  ------------------ ------------------
  Cash flows from operating activities:
      Net (loss) income                                              ($704)              $  650             $  943

  Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
      Depreciation                                                      158                 131                 59
    Changes in operating assets and liabilities:
      Decrease (increase) in receivables                                417                 274              (779)
      Decrease (increase) in real estate inventory                    1,690               (794)            (4,863)
      Decrease (increase) in other assets                               208               (209)               (54)
      Decrease in collateral for bonds payable                          472                 899              1,749
      Increase in accounts payable and accrued                          438                 168                454
      liabilities
      (Decrease) increase in customer deposits                        (132)                  89                 54
                                                          ------------------  ------------------ ------------------
  Net cash provided by (used in) operating activities                 2,547               1,208            (2,437)
                                                          ------------------  ------------------ ------------------
  Cash flows from investing activities:
      Decrease (increase) in restricted cash                            284                (24)               (93)
      Purchase of property and equipment, net                          (97)               (108)              (127)
                                                          ------------------  ------------------ ------------------
  Net cash  provided by (used in)  investing  activities                187               (132)              (220)
                                                          ------------------  ------------------ ------------------
  Cash flows from financing activities:
      Proceeds from exercise of options                                   4                  30                  -
      Proceeds from mortgage notes and loans payable                 26,460              38,156             35,466
      Payments of mortgage notes and loans payable                 (29,181)            (38,003)           (31,374)
      Repayments of bonds payable - finance subsidiaries              (459)               (860)            (1,702)
                                                          ------------------  ------------------ ------------------
  Net cash (used in) provided by financing activities               (3,176)               (677)              2,390
                                                          ------------------  ------------------ ------------------

  Net (decrease) increase in cash and cash equivalents                (442)                 399              (267)
  Cash and cash equivalents at beginning of period                    1,613               1,214              1,481
                                                          ------------------  ------------------ ------------------
  Cash and cash equivalents at end of period                       $  1,171            $  1,613           $  1,214
                                                          ==================  ================== ==================
  Supplemental disclosures of cash flow information:
      Cash paid during the year for:
        Interest                                                   $  1,704            $  1,886           $  1,860
                                                          ==================  ================== ==================
        Income taxes                                               $    133            $    460           $     64
                                                          ==================  ================== ==================

The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

NOTE 1 - THE COMPANY

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through its subsidiary, designs, builds, and sells single-family homes and villas and develops finished building lots, primarily in middle income communities in suburban residential areas in Greater Tampa, Florida.

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C.. Such activities have been terminated and a plan for the orderly withdrawal from that market was adopted. During the quarter ended December 31, 1997 the sale of new homes in Metropolitan Washington, D.C. was discontinued. Homes for which the Company had entered into non-contingent contracts are being completed and model homes and excess lot inventories have been sold. It is anticipated that all construction will be completed by July 31, 1998.

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

Pursuant to the Plan, the Company made cash distributions to creditors of $4,149,000 through March 31, 1998. In addition, the Company issued 2,043,296 shares of the Company's common stock to the creditors. The issuance of the stock to the creditors resulted in the dilution of existing shareholders to 25 percent of the common stock outstanding.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, mortgage notes and loans payable, accounts payable and accrued liabilities, and customer deposits approximate fair value due to the short-term maturities or variable interest rates of these instruments.

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

Depreciation

Depreciation is computed using the straight-line method for all depreciable assets. Estimated useful lives range from two to five years. Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation " during fiscal year 1997. The Company has elected to continue to measure compensation costs using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and therefore the adoption of this statement did not have any effect on the financial results of the Company (see Note 8).

Compensation expense related to common stock options issued to directors and employees is recognized at the time the options are granted in an amount equal to the excess of the current trading price of the common shares over the option's exercise price.

Earnings per Share

In the fourth quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". This statement requires the computation and reporting of both "basic" and "diluted" earnings per share.

"Basic earnings per share" is computed as net income divided by the weighted average number of shares outstanding.

The following table provides a reconciliation between the weighted average number of shares outstanding-basic and the weighted average number of shares outstanding-diluted.

                                                                                    Year Ended
                                                                                     March 31,
                                                                   ---------------------------------------------
                                                                       1998            1997            1996
                                                                   -------------   -------------   -------------
Weighted average number of shares outstanding- basic                  2,785,576       2,765,025       2,724,395
Effect of dilutive equivalent shares                                        N/A          23,009          37,517
                                                                   =============   =============   =============
Weighted average number of shares outstanding-diluted                 2,785,576       2,788,034       2,761,912
                                                                   =============   =============   =============

Diluted net (loss) income per share                                      ($.25)            $.23            $.34

The effect of dilutive equivalent shares is not applicable in 1998 because the Company showed a net loss for this year. Potentially dilutive options and warrants are described in Note 8.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

During fiscal year 1998, the Company adopted the provisions of SFAS No. 129, "Disclosure of Information about Capital Structure". The adoption of SFAS No. 129 did not have a material effect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in fiscal year 1999 and the impact is not expected to be significant.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in fiscal year 1999 and the impact is not expected to be significant.

Fresh Start Reporting

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Pursuant to the guidance provided by SOP 90-7, the Company adopted fresh start reporting as of August 12, 1992, and all assets and liabilities were restated to reflect their reorganization value which approximated their fair value at the date of reorganization. Due to these adjustments combined with adjustments to write-down real estate inventory which were recorded in prior periods, cost of home sales was $266,000 lower for the year ended March 31, 1995, than it would have been had it been based on previously recorded cost, and there are no differences for the years ended March 31, 1998, 1997 and 1996.

NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):

                                                                            March 31, 1998         March 31, 1997
                                                                        ---------------------- ----------------------
  Accumulated costs of construction completed and in progress                        $ 10,286               $ 11,096
  Land and land development costs                                                      10,510                 10,822
  Land options and deposits                                                               168                    736
                                                                        ---------------------- ----------------------
                                                                                     $ 20,964               $ 22,654
                                                                        ====================== ======================

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):


                                                                       March 31, 1998         March 31, 1997
                                                                    ---------------------  ---------------------
  Accounts payable - trade                                                       $ 2,488                $ 2,082
  Accrued liabilities                                                              2,158                  2,126
  Accrued estimated future cash distribution to creditors                          1,322                  1,322
                                                                    ---------------------  ---------------------
                                                                                 $ 5,968                $ 5,530
                                                                    =====================  =====================

Accounts payable and accrued liabilities as of March 31, 1998 and March 31, 1997, include liabilities of approximately $41,000 and $42,000, respectively, which represent cash to be distributed to the creditors pursuant to the Plan of Reorganization (See Note 7) and accrued expenses related to the bankruptcy. The accrued estimated future cash distribution to creditors is an estimate of future cash distributions to creditors as defined by the Plan of Reorganization.

NOTE 5 - MORTGAGE NOTES AND LOANS PAYABLE

Mortgage notes and loans payable consist of the following (in thousands):

                                                                             March 31, 1998       March 31, 1997
                                                                          -------------------- --------------------
  Acquisition and construction loans payable secured by real estate
    inventory, with interest at .50% to 1.50% above prime                          $ 11,246             $ 13,967
                                                                          ==================== ====================

The weighted average principal amount outstanding during the year ended March 31, 1998 was $12,271,000. The maximum principal amount outstanding during the year ended March 31, 1998 was $13,967,000. The weighted average interest rate during the year ended March 31, 1998 was 9.10%. The weighted average interest rate at March 31, 1998 was 9.0%. The prime rate of interest at March 31, 1998 was 8.50%.

Acquisition and construction loans payable at March 31, 1998 are due as follows (in thousands):

                 Year Ending March 31, 1999            $ 11,246
                                                       ========

The acquisition and construction loans payable are principally payable from sales proceeds, generally provide for extensions, and are all secured by real estate inventory. As of March 31, 1998, the Company had $16,547,000 of undrawn commitments for additional construction and land acquisition financing. Interest on the acquisition and construction loans payable is payable monthly.

The Company's loan commitments limit the portion of each home that can be financed to approximately 75% of its value.

The Company capitalized interest of $1,153,000, $1,373,000 and $1,150,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

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

The income tax (benefit) provision consists of the following (in thousands):

                                                                      Year Ended March 31,
                                              -------------------------------------------------------------------
                                                      1998                   1997                   1996
                                              ---------------------- ---------------------- ---------------------
Current
    Federal                                                  ($105)                  $ 280                   $  -
    State                                                        73                     69                     60
                                              ---------------------- ---------------------- ---------------------
                                                               (32)                    349                     60
                                              ---------------------- ---------------------- ---------------------
Deferred
    Federal                                                   (348)                   (69)                      -
    State                                                         -                      -                      -
                                              ---------------------- ---------------------- ---------------------
                                                              (348)                   (69)                      -
                                              ---------------------- ---------------------- ---------------------
(Benefit) provision for income taxes                         ($380)                  $ 280                   $ 60
                                              ====================== ====================== =====================

The (benefit) provision for income taxes at an effective rate of 35% differs from the Federal statutory corporate tax rate as follows (in thousands):


                                                                      Year Ended March 31,
                                              -------------------------------------------------------------------
                                                      1998                   1997                   1996
                                              ---------------------- ---------------------- ---------------------

  Federal income tax at 34% statutory rate                   ($393)                  $ 316                 $ 341
  State income tax, net of Federal benefit                       48                     37                    40
  Taxes applicable to loss carryforwards                       (51)                   (82)                 (418)
  Changes in temporary differences                              142                     69                    90
  Reduction in valuation allowance                            (257)                   (82)                 (328)
  Other                                                         131                     22                   335
                                              ---------------------- ---------------------- ---------------------
                                                             ($380)                  $ 280                 $  60
                                              ====================== ====================== =====================

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for March 31, 1998 and 1997 are as follows (in thousands):

                                                                                 Deferred Expense
                                                          March 31, 1997           (Benefit)           March 31, 1998
                                                       ---------------------  --------------------  ---------------------
  Differences in the tax basis and the book basis of -
  Inventory                                                          $ (39)               $  (15)                $  (54)
  Installment sales                                                     189                  (10)                    179
  Other                                                               (280)                 (117)                  (397)
  Loss carryforwards                                                  (508)                    51                  (457)
  Valuation allowance                                                   569                 (257)                    312
                                                       ---------------------  --------------------  ---------------------
  Net Deferred Tax Asset                                             $ (69)               $ (348)                $ (417)
                                                       =====================  ====================  =====================

At March 31, 1998, the Company had Federal income tax loss carryforwards of approximately $1,400,000 that become available at approximately $150,000 per year through 2008. The Company has provided a valuation allowance on the net deferred tax assets which primarily results from the restricted use of net operating loss carryforwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The consolidated financial statements for the year ended March 31, 1998 include a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C. The Company believes that it has sufficient cash flow and cash on hand to absorb the restructuring charge.

At March 31, 1998, the Company had commitments to purchase 297 finished building lots, providing for an aggregate purchase price of approximately $7,277,000 over a four-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

Suarez Housing Corporation, a subsidiary of the Company, has an employment agreement with the Company's Chairman and President expiring August 12, 2001, currently providing for base compensation of $305,864 per annum.

At March 31, 1998, the Company had open letters of credit and guarantees totaling approximately $647,000 to secure performance obligations.

The Company currently occupies office space and leases model home furniture under operating lease agreements expiring at various dates through fiscal year 2000. The Company also leases storage space on a month-to-month basis. The total rental expense incurred under these leases was $349,000, $299,000, and $275,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

The future minimum rental payments under these operating leases as of March 31, 1998 are as follows:

             Year Ending March 31, 1999                    $106,000
             Year Ending March 31, 2000                      27,000
                                                    ================
             Total                                         $133,000
                                                    ================

The Plan of Reorganization provides for distributions equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company has calculated the cash flow (as defined in the Plan) for the period ended June 30, 1997 and has determined that there was no excess cash flow (as defined in the Plan) for that period and accordingly no distribution to creditors was required. Based on the Company's preliminary projections, it is anticipated that there will be no excess cash flow (as defined in the Plan) for the period ending June 30, 1998 and accordingly no distribution to creditors is expected to be required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount is included in Accounts Payable and Accrued Liabilities on the accompanying consolidated balance sheets (See Note 4).

Under the Company's Plan of Reorganization, the payment of dividends is not permitted during the six-year period beginning August 13, 1992. The Plan also provides that after August 12, 1998, the Company may not pay any cash dividends to stockholders until it has first paid an additional $1,250,000 to its creditors.

The Company's Plan of Reorganization does not permit the subsidiaries of the Company to pay any dividends to the parent company. The Plan further restricts the Company and its subsidiaries from acquiring debt securities from or loaning or advancing any money to any other party except in the ordinary course of business. The net assets at March 31, 1998 of the Company's two subsidiaries are as follows (in thousands):

                                                       Net Assets at
                                                      March 31, 1998
                                                        (Unaudited)
                                                   ---------------------
 Porten Sullivan Corporation                                     $  209
 Suarez Housing Corporation                                       5,455

The Company is currently involved in litigation brought by a former officer of its Washington, D.C. subsidiary. The Company has filed a counterclaim against the former officer and is vigorously defending all claims. Due to the uncertainty of the outcome of this litigation, no provision related to either claim has been made in the accompanying Consolidated Financial Statements. However, under any circumstances, there would be no material adverse effect on the Consolidated Financial Statements. The Company believes that the claim is without merit.

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

On February 13, 1997, an option for 100,000 shares of common stock at a purchase price of $1.31 per share was granted to the Chairman and President of the Company. The exercise price equals the market price on the date of grant. The option is exercisable over a four-year period commencing one year after the date granted on a cumulative basis of 10%, 30%, 60% and 100%, respectively, for each year subsequent to the grant date. All shares must be purchased by February 12, 2007.

On August 11, 1997, an option for 50,000 shares of common stock at a purchase price of $1.50 per share was granted to the Executive Vice President of the Company. The exercise price equals the market price on the date of grant. The option is exercisable over a four-year period commencing one year after the date granted on a cumulative basis of 10%, 30%, 60% and 100%, respectively, for each year subsequent to the grant date. All shares must be purchased by August 10, 2007.

The Company has a Non-Qualified Stock Option Plan for which 150,000 shares of common stock have been reserved for issuance under this plan. All grants of options pursuant to this plan must be approved by the Board of Directors and the exercise price equals the market price at the date of grant. On February 9, 1993, pursuant to this plan, certain key employees of the Company were granted options to purchase 11,000 shares of common stock. These options expired on February 9, 1998 and 9,000 shares were issued prior to expiration. In addition, on November 9, 1993, pursuant to this plan, the Company's former Executive Vice President, who retired on May 12, 1995, was granted options to purchase 10,000 shares of common stock. These options were exercised in full on May 12, 1996. There are 129,000 shares available to be issued pursuant to the Non-Qualified Stock Option Plan.

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

A summary of the status of the Company's stock option plans and options granted at March 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                     1998 Fiscal Year                 1997 Fiscal Year                 1996 Fiscal Year
                              -------------------------------- -------------------------------- -------------------------------
                                                  Weighted                         Weighted                         Weighted
                                                  Average                          Average                          Average
                                                  Exercise                         Exercise                         Exercise
                                  Shares           Price           Shares           Price            Shares          Price
                              ---------------  --------------- ---------------  --------------- --------------- ---------------
Outstanding,
beginning of period                  145,000            $1.30         100,000            $0.82          70,000           $0.52
Granted                               50,000            $1.50         105,000            $1.31          30,000           $1.54
Exercised                            (6,500)           ($.50)        (60,000)          ($0.52)               -               -
Expired                              (3,500)           ($.50)               -                -               -               -
                              ---------------                  ---------------                  ---------------
Outstanding, end of period
                                     185,000            $1.40         145,000            $1.30         100,000           $0.82
                              ===============                  ===============                  ===============
Exercisable at end of
period                                41,650            $1.48          29,800            $1.19          75,900           $0.65
Weighted average fair
value of options granted              50,000            $1.50         105,000            $1.30          30,000           $1.43

The 185,000 options outstanding at March 31, 1998 have exercise prices between $1.00 and $1.81, with a weighted average exercise price of $1.40 and a weighted average remaining contractual life of 7.79 years. There are 41,650 of these options exercisable with a weighted average exercise price of $1.48.

The fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1998, 1997 and 1996, respectively: risk-free rates of return of 6.36%, 6.42% and 6.00%; expected dividend yields of 0.00%, 0.00%, and 0.00%; expected lives of 10 years, 9.76 years and 5.0 years and expected volatility of 101.03%, 153.45% and 153.45%.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had the compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    Year Ended March 31,
                                             1998           1997         1996
                                             ----           ----         ----

Net (loss) income:        As Reported    ($704,000)      $650,000     $943,000

                          Pro Forma      ($777,000)      $582,000     $917,000

Basic net (loss)          As Reported       ($0.25)         $0.24        $0.35
income per share:
                          Pro Forma         ($0.28)         $0.21        $0.34


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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)

                                                        March 31, 1998         March 31, 1997
                                                    ---------------------- ----------------------
  Assets:
      Collateral for bonds payable                                $ 4,500                $ 4,972
      Other assets                                                      6                     13
                                                    ---------------------- ----------------------
      Total Assets                                                $ 4,506                $ 4,985
                                                    ====================== ======================
  Liabilities and Equity:
      Bonds payable                                               $ 4,341                $ 4,800
      Equity and intercompany advances                                165                    185
                                                    ---------------------- ----------------------
      Total Liabilities and Equity                                $ 4,506                $ 4,985
                                                    ====================== ======================

                         Condensed Statements of Income
                                   (Unaudited)

                                                                       Year Ended March 31,
                                                --------------------------------------------------------------------
                                                        1998                   1997                    1996
                                                ---------------------- ---------------------- ----------------------
  Revenues                                                       $423                   $483                   $647
                                                ====================== ====================== ======================
  Income before income taxes                                     $  7                   $ 12                   $ 17
                                                ====================== ====================== ======================

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company's Chairman and President has personally guaranteed bank loans in the aggregate maximum amount of $13,700,000 for Suarez Housing Corporation, a subsidiary of the Company, at a fee of one percent of the amount guaranteed, not to exceed $80,000 per year. At March 31, 1998, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $3,766,000. The Company has agreed to indemnify the President and Chairman in the event that this personal guarantee is called.

The Chairman and President of the Company is a one-third partner in a partnership from which the Company bought 28 finished building lots during the year ended March 31, 1997 for $764,000, a price which approximates fair market value.

A member of the Board of Directors is Vice President and Director of a company which during the year ended March 31, 1998 sold lumber and certain other building material products in the amount of approximately $3,711,000 to Suarez Housing Corporation, a subsidiary of the Company. Suarez Housing Corporation purchases all of its requirements for those products from this company.

Another member of the Board of Directors is Executive Vice President of a company which during the year ended March 31, 1998 sold heating, ventilating and air conditioning systems in the amount of approximately $459,000 to Porten Sullivan Corporation, a subsidiary of the Company. Porten Sullivan Corporation purchases all of its requirements for heating, ventilating and air conditioning systems from this company.

Mr. Peter A. Davis, a member of the Compensation Committee of the Board of Directors, has served as a consultant to the Company since November 1992. The Company entered into a one-year consulting agreement with Mr. Davis commencing November 1, 1992. This agreement was subsequently renewed under similar terms and conditions for four additional one-year terms which expire on November 1, 1998. The agreement provides for Mr. Davis to assist the Company in a broad range of areas. Mr. Davis receives compensation at the rate of $1,000 per day with a minimum compensation of $42,000 per year. During the fiscal year ended March 31, 1998, the Company paid $60,000 to Mr. Davis for his consulting services.

Mr. James G. Farr, a Director, is the sole stockholder and President and Chief Executive Officer of Paramount Title Corporation. During the years ended March 31, 1998, 1997 and 1996 Paramount Title Corporation provided settlement and title insurance services for substantially all the homes sold by Suarez Housing Corporation.

During the year ended March 31, 1998 an officer of the Company entered into a contract to purchase 2 lots from Porten Sullivan Corporation at a price which approximates fair market value.

NOTE 11 - RESTRUCTURING CHARGE

During the past several years a competitive housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been performing poorly were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability in the Metropolitan Washington, D.C. market. Accordingly during the quarter ended December 31, 1997 the Board of Directors of the Company approved management's plan to discontinue the building and sale of homes and affect an orderly withdrawal from the Metropolitan Washington, D.C. housing market.

The consolidated financial statements for the year ended March 31, 1998 include a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C.. The restructuring charge of $1,840,000 includes the following: $701,000 for selling expenses; $277,000 for write-off of deferred charges; $327,000 for loss on remaining homes; and $535,000 for administrative and other. $427,000 of the restructuring charge is included in Accounts Payable and Accrued Liabilities. The Company believes that it has sufficient cash flow and cash on hand to absorb the restructuring charge.