Form 10-Q
period 1998-06-30
INTERNATIONAL AMERICAN HOMES INC
filed 1998-08-11
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of July 31, 1998, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,780,895.

================================================================================
                            Total number of pages: 17

                       INTERNATIONAL AMERICAN HOMES, INC.

                                AND SUBSIDIARIES

                                      Index
                                      -----
                                                                            Page
                                                                            ----
Part I.  Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (Unaudited) as of June 30,
                  1998 and March 31, 1998......................................3

                  Consolidated Statements of Income and Retained Earnings (Unaudited) for the three months ended June 30, 1998 and 1997.....................................................5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  three months ended June 30, 1998 and 1997....................6

                  Notes to Consolidated Financial Statements (Unaudited).......7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..16

Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K............................16

Signatures ...................................................................17

Part I.  Financial Information:

                                     ITEM 1
                                     ------

                              FINANCIAL STATEMENTS


                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                     ASSETS

                                          June 30, 1998         March 31, 1998
                                        -----------------     ------------------
CASH AND CASH EQUIVALENTS                      $     254              $   1,461
  ($51 and $290 restricted)

RECEIVABLES                                        2,674                    532

REAL ESTATE INVENTORY                             17,317                 20,964

COLLATERAL FOR BONDS PAYABLE                       4,249                  4,500

PROPERTY AND EQUIPMENT - less
  accumulated depreciation of $570
  and $544, respectively                              62                     88

OTHER ASSETS                                         501                    638
                                        -----------------     ------------------
      TOTAL ASSETS                             $  25,057              $  28,183
                                        =================     ==================


The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30, 1998         March 31, 1998
                                        -----------------     ------------------
LIABILITIES

MORTAGE NOTES AND LOANS PAYABLE                $   8,653              $  11,246

BONDS PAYABLE                                      4,098                  4,341

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           4,045                  5,968

CUSTOMER DEPOSITS                                    136                    194
                                        -----------------     ------------------
      Total Liabilities                           16,932                 21,749
                                        -----------------     ------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK - $.01 par value; 4,000,000
  shares authorized; none issued or
  outstanding                                          -                      -

COMMON STOCK - $.01 par value; 10,000,000
  shares authorized; 2,960,843 shares
  issued; 2,780,895 and 2,790,895
  shares outstanding, respectively                    30                     30

ADDITIONAL PAID-IN CAPITAL                         2,366                  2,381

RETAINED EARNINGS                                  5,731                  4,025

TREASURY STOCK - 179,948 and 169,948
  shares, respectively                                (2)                    (2)
                                        -----------------     ------------------
      Total Stockholders' Equity                   8,125                  6,434
                                        -----------------     ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $  25,057              $  28,183
                                        =================     ==================

The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended June 30,
                                              ----------------------------------
                                                   1998                1997
                                              --------------      --------------
REVENUES
  Home sales                                   $     14,551        $     16,198
  Interest and other income                              75                 148
                                              --------------      --------------
                                                     14,626              16,346
                                              --------------      --------------
COSTS AND EXPENSES
  Cost of home sales                                 12,276              14,196
  Selling, general and administrative                 1,589               1,723
  Interest                                               83                 140
  Depreciation                                           24                  38
  Reversal of creditor liability                     (1,322)                  0
                                              --------------      --------------
                                                     12,650              16,097
                                              --------------      --------------
INCOME BEFORE INCOME TAXES                            1,976                 249

PROVISION FOR INCOME TAXES                              270                 106
                                              --------------      --------------
NET INCOME                                            1,706                 143

RETAINED EARNINGS, BEGINNING OF PERIOD                4,025               4,729
                                              --------------      --------------
RETAINED EARNINGS, END OF PERIOD               $      5,731        $      4,872
                                              ==============      ==============
PER SHARE DATA (Basic and Fully Diluted)
  Net income                                   $        .61        $        .05
                                              ==============      ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic and fully diluted                         2,780,895           2,784,395
                                              ==============      ==============

The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                  Three Months Ended June 30,
                                              ----------------------------------
                                                   1998                1997
                                              --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                   $      1,706        $        143

  Adjustments to reconcile net income to
  net cash provided by operating activities:

    Reversal of creditor liability                   (1,322)                  -

    Depreciation                                         24                  38

  Changes in operating assets and liabilities

    Increase in receivables                          (2,142)             (1,095)

    Decrease (Increase) in real estate inventory      3,647                (205)

    Decrease in collateral for bonds payable            251                 155

    (Decrease) Increase in accounts payable and
    accrued liabilities                                (601)                404

    (Decrease) Increase in customer deposits            (58)                 24

    Decrease in other assets                            137                  40
                                              --------------      --------------
Net cash provided (used) by operating
activities                                            1,642                (496)
                                              --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (Increase) in restricted cash                239                 (25)

  Property and equipment, net                             2                  (3)
                                              --------------      --------------
Net cash provided by (used in) investing
activities                                              241                 (28)
                                              --------------      --------------
CASH FLOWS USED IN FINANCING ACTIVITIES:

  Proceeds from mortgage notes and loans payable      2,671               8,485

  Payments of mortgage notes and loans payable       (5,264)             (9,354)

  Repayments of bonds payable - finance
  subsidiaries                                         (243)               (153)

  Purchase of treasury stock                            (15)                  -
                                              --------------      --------------
Net cash used in financing activities                (2,851)             (1,022)
                                              --------------      --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (968)             (1,546)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                1,171               1,613
                                              --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $        203        $         67
                                              ==============      ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid during the period for:

    Interest                                   $        332        $        494
                                              ==============      ==============
    Income taxes                               $          0        $        138
                                              ==============      ==============

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

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C.. Such activities have been terminated and a plan for the orderly withdrawal from that market was adopted. During the quarter ended December 31, 1997, the sale of new homes was discontinued. Homes for which the Company had entered into non-contingent contracts are being completed and model homes and excess lot inventory have been sold. It is anticipated that all activities will be completed by the quarter ending September 30, 1998.

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

The interim Consolidated Financial Statements for the quarter ended June 30, 1998 are not comparable with any prior period because of the restructuring of operations (i.e. exiting from the Washington, D.C. market).

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ('SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement established standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in the fiscal year that began April 1, 1998 and does not expect that it will have an impact on its financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in the fiscal year that began April 1, 1998 and has not determined the impact of adoption.

NOTE 2 - CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3 - PLAN OF REORGANIZATION

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

The Plan provided for distributions to creditors equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The plan also requires that before the Company can pay any dividends to stockholders that it must first pay to the certain holders of creditors claims $1,250,000. The plan also contained other restrictive covenants regulating various aspects of the Company's operations. With the exception of the dividend restriction which continues, all other restrictive covenants expire on August 12, 1998.

During the year ended March 31, 1993 the Company provided an estimated liability for potential distributions of cash flow to creditors of $1,322,000. The Company has calculated the cash flow (as defined in the plan) for the cumulative six year period ended June 30, 1998 and has determined that there was no cash flow (as defined in the plan) for that period. Accordingly, no distribution to creditors was required. At June 30, 1998, the Company reversed the estimated liability and recognized income of $1,322,000.

NOTE 4 - PROVISION FOR RESTRUCTURING

The Consolidated Financial Statements for the year ended March 31, 1998 included a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C.. The restructuring has resulted in cumulative charges of $1,593,000 through the quarter ended June 30, 1998. It is anticipated that all activities will be substantially completed by the quarter ending September 30, 1998. However, administrative and construction services are expected to be incurred beyond that date. Although the Company believes that the remaining restructuring reserve is sufficient based on current period estimates, the actual cost of restructuring may be greater or less. The Company also believes that it has sufficient cash flow and cash on hand to absorb the remaining costs associated with the restructuring.

NOTE 5 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):

                                                June 30, 1998     March 31, 1998
                                                -------------     --------------
Accumulated costs of construction completed
and in progress                                  $      8,008      $     10,286

Land and land development costs                         9,065            10,510

Land options and deposits                                 244               168
                                                -------------     --------------
                                                 $     17,317      $     20,964
                                                =============     ==============

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

NOTE 6 - CONDENSED FINANCIAL STATEMENTS OF CONSOLIDATED FINANCE SUBSIDIARIES

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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)
                                                June 30, 1998     March 31, 1998
                                                -------------     --------------
Assets:
  Collateral for bonds payable                   $      4,249      $      4,500

  Other assets                                              9                 6
                                                -------------     --------------
                                                 $      4,258      $      4,506
                                                =============     ==============
Liabilities and Equity:
  Bonds payable                                  $      4,098      $      4,341

  Equity and intercompany advances                        160               165
                                                -------------     --------------
                                                 $      4,258      $      4,506
                                                =============     ==============


                       Condensed Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended June 30,
                                                --------------------------------
                                                    1998               1997
                                                -------------     --------------

Revenues - Interest and other income             $         86      $        113
                                                =============     ==============

Income before income taxes                       $          3      $          3
                                                =============     ==============

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The interim Consolidated Financial Statements for the quarter ended June 30, 1998 reflect a liability of $247,000 representing the remaining balance of the restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C. (See note 4). Although the Company believes that the remaining provision is sufficient based on current period estimates, the actual cost may be greater or less than the remaining provision.

At June 30, 1998, the Company had commitments to purchase 249 finished building lots at a total purchase price of approximately $6,014,000 over a two-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

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

                                     ITEM 2
                                     ------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in the Notes to Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Such statements are subject to and dependent upon a number of risks and uncertainties as discussed therein and/or herein and in the Company's prior reports filed with the Securities and Exchange Commission, which statements, individually or collectively, could cause actual results to differ materially.

During the past several years a competitive housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been performing poorly were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability. Accordingly during the quarter ended December 31, 1997, the Board of Directors of the Company approved management's plan to discontinue the building and sale of homes and effect an orderly withdrawal from the Metropolitan Washington, D.C. housing market. It is anticipated that the restructuring will be substantially completed by the quarter ending September 30, 1998 (see note 4).

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Financial Statements for the quarter ended June 30, 1998 contain a liability of $247,000 representing the remaining balance of the restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C. (see note 4). The actual cost may be greater or less than the remaining provision. The Company believes that it has sufficient cash flow on hand to absorb the remaining costs associated with the restructuring.

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

The Company's subsidiaries currently have financing agreements in the aggregate amount of $24,294,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from September, 1998 to September, 1999), are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee certain of these obligations up to an aggregate maximum amount of $13,700,000. At June 30, 1998, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $3,251,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At June 30, 1998, the Company had commitments to purchase 249 finished building lots at a total purchase price of approximately $6,014,000 over a two-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $244,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At June 30, 1998, the Company had developed 150 of those undeveloped lots into finished building lots and delivered 99 homes on those lots in prior periods up to and including June 30, 1998. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing markets in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots will also affect the Company's long-term liquidity. Management believes that the Company currently has adequate financing and liquidity to meet its short-term financial obligations and to fund the short-term acquisition and construction of inventory. However, there is no assurance that such financing will be available to the Company in the future. In addition, homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.

RESULTS OF OPERATIONS

The following table sets forth certain information with respect to homes delivered and homes sold during the periods presented, as well as homes sold under contract but not delivered ("Backlog") at the dates shown (dollars in thousands). For comparative purposes, 1997 information has been restated to eliminate the results from restructured operations (i.e. the exiting from the Washington, D.C. market).

                                          Three Months Ended
                                               June 30,
                            -----------------------------------------------
                                   1998                        1997
                            -------------------         -------------------
Homes delivered

     Units                                109                          80

     Home sales revenue               $14,551                     $10,490

     Average sales price               $133.5                      $131.1

Homes sold

     Units                                 94                          87

     Sales value                      $13,137                     $11,748

     Average sales price               $139.8                      $135.0


                                               June 30,
                            -----------------------------------------------
                                   1998                        1997
                            -------------------         -------------------
Backlog

     Units                                 92                          89

     Sales value                      $13,301                     $11,662

     Average sales price               $144.6                      $131.0


The increase in home sales revenues for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 result from a combination of an increase in the number of units delivered and an increase in the average sales price of the units delivered. The increase in the number of units delivered results generally from a greater number of operating communities. The increase in the average sales price results from a wider product range and price increases.

The Company realized an increase in the number of homes sold during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase is attributable to an increase in the number of communities in which the company builds and a greater number of sales in each community.

The increase in the average sales price of homes sold during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 results from a wider product range and price increases.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

Operations for the three months ended June 30, 1998 are not comparable to the three months ended June 30, 1997 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).


                                           Three Months Ended June 30,
                                  ----------------------------------------------
                                        1998                         1997
                                  ----------------             -----------------
                                  Dollars        %             Dollars         %
                                  -------  -------             -------   -------
Home sales revenues               $14,551    100.0             $16,198     100.0

Cost of home sales                 12,276     84.4              14,196      87.6

Gross profit                        2,275     15.6               2,002      12.4

Selling, general and
administrative expenses             1,589     10.9               1,723      10.6

Income before income taxes and
reversal of creditor liability        654      4.5                 249       1.5

Reversal of creditor liability      1,322      9.1                   -         -

Income before income taxes          1,976     13.6                 249       1.5



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).


                                           Three Months Ended June 30,
                                  ----------------------------------------------
                                        1998                         1997
                                  ----------------             -----------------
                                  Dollars        %             Dollars         %
                                  -------  -------             -------   -------
Home sales revenues               $14,551    100.0             $10,490     100.0

Cost of home sales                 12,276     84.4               8,908      84.9

Gross profit                        2,275     15.6               1,582      15.1

Selling, general and
administrative expenses             1,589     10.9               1,155      11.0

Income before income taxes            654      4.5                 388       3.7


Gross profit increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in gross profit is attributed primarily to higher home sales revenues and a slight decrease in cost of home sales as a percentage of home sales revenues.

Selling, general and administrative expenses for the three months ended June 30, 1998 increased in amount but remained relatively constant as a percentage of home sales revenues over the prior comparable period. The increase in selling expenses is primarily attributed to the higher home sales revenues. The increase in general and administrative expenses is attributed to the full absorption of all corporate charges which in the past had been allocated to both of the Company's Subsidiaries (see note 4, " provision for restructuring") and higher employment costs.

The change in income before income taxes and reversal of creditor liability for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 reflects the change in gross profit and selling, general and administrative expenses.

The reversal of the creditor liability results from the elimination of the estimated liability for potential distributions of cash flow to creditors provided during the year ended March 31, 1993 (see note 3, "plan of reorganization").

The change in income before income taxes for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 reflects the changes in all the components of income and expense set forth above.

For the three months ended June 30, 1998 and June 30, 1997 a provision for income taxes of $270,000 and $106,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $86,000 and $113,000 and interest expense includes $83,000 and $110,000 for the three months ended June 30, 1998 and June 30, 1997, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

                                     ITEM 3
                                     ------

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


                                     INTERNATIONAL AMERICAN HOMES, INC.


Date: August 11, 1998                By: /s/ Robert J. Suarez
                                     ------------------------
                                     Robert J. Suarez
                                     President


Date: August 11, 1998                By: /s/ Robert I. Antle
                                     -----------------------
                                     Robert I. Antle
                                     Executive Vice President, Treasurer, and
                                     Chief Financial Officer