Form 10-Q
period 1998-09-30
INTERNATIONAL AMERICAN HOMES INC
filed 1998-11-03
CIK 760678

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


As of October 31, 1998, the number of shares outstanding of the registrant's common stock, par value $.01, was 2,780,895.

================================================================================
                            Total number of pages: 20

                       INTERNATIONAL AMERICAN HOMES, INC.

                                AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----
Part I.  Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (Unaudited) as of
                  September 30, 1998 and March 31, 1998....................... 3

                  Consolidated Statements of Income and Retained Earnings (Unaudited) for the three months ended September
                  30, 1998 and 1997........................................... 5

                  Consolidated Statements of Income and Retained Earnings (Unaudited) for the six months ended September
                  30, 1998 and 1997........................................... 6

                  Consolidated Statements of Cash Flows (Unaudited) for
                  the six months ended September 30, 1998 and 1997............ 7

                  Notes to Consolidated Financial Statements (Unaudited)...... 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..19

Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K............................19

Signatures ...................................................................20

Part I.  Financial Information

                                     ITEM 1
                                     ------

                              FINANCIAL STATEMENTS

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                     ASSETS

                                                                         September 30, 1998              March 31, 1998
                                                                       -----------------------        ---------------------
CASH AND CASH EQUIVALENTS                                                            $  1,493                     $  1,461
   ($40 and $290 restricted)
RECEIVABLES                                                                             1,440                          532
REAL ESTATE INVENTORY                                                                  16,643                       20,964
COLLATERAL FOR BONDS PAYABLE                                                            4,089                        4,500
PROPERTY AND EQUIPMENT - less accumulated depreciation of $478                             36                           88
   and $544, respectively
OTHER ASSETS                                                                              463                          638
                                                                       -----------------------        ---------------------
     TOTAL ASSETS                                                                    $ 24,164                     $ 28,183
                                                                       =======================        =====================

The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30, 1998              March 31, 1998
                                                                       -----------------------        ---------------------
LIABILITIES
MORTAGE NOTES AND LOANS PAYABLE                                                      $  7,987                     $ 11,246
BONDS PAYABLE                                                                           3,946                        4,341
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                3,734                        5,968
CUSTOMER DEPOSITS                                                                         184                          194
                                                                       -----------------------        ---------------------
     Total Liabilities                                                                 15,851                       21,749
                                                                       -----------------------        ---------------------
STOCKHOLDERS' EQUITY
PREFERRED STOCK - $.01 par value; 4,000,000 shares authorized; none                         -                            -
   issued or outstanding
COMMON STOCK - $.01 par value; 10,000,000 shares authorized; 2,960,843                     30                           30
   shares issued;  2,780,895 and 2,790,895 shares outstanding, respectively
ADDITIONAL PAID-IN CAPITAL                                                              2,366                        2,381
RETAINED EARNINGS                                                                       5,919                        4,025
TREASURY STOCK - 179,948 and 169,948 shares, respectively                                  (2)                          (2)
                                                                       -----------------------        ---------------------
     Total Stockholders' Equity                                                         8,313                        6,434
                                                                       -----------------------        ---------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 24,164                     $ 28,183
                                                                       =======================        =====================

The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended September 30,
                                                                                 ---------------------------------------
                                                                                       1998                   1997
                                                                                 ----------------       ----------------
REVENUES
   Home sales                                                                           $ 11,486               $ 18,419
   Interest and other income                                                                  83                    155
                                                                                 ----------------       ----------------
                                                                                          11,569                 18,574
                                                                                 ----------------       ----------------
COSTS AND EXPENSES
   Cost of home sales                                                                      9,685                 16,328
   Selling, general and administrative                                                     1,456                  1,951
   Interest                                                                                   85                    139
   Depreciation                                                                               24                     38
                                                                                 ----------------       ----------------
                                                                                          11,250                 18,456
                                                                                 ----------------       ----------------
INCOME BEFORE INCOME TAXES                                                                   319                    118
PROVISION FOR INCOME TAXES                                                                   131                     51
                                                                                 ----------------       ----------------
NET INCOME                                                                                   188                     67
RETAINED EARNINGS, BEGINNING OF PERIOD                                                     5,731                  4,872
                                                                                 ================       ================
RETAINED EARNINGS, END OF PERIOD                                                        $  5,919               $  4,939
                                                                                 ================       ================
PER SHARE DATA (Basic and Fully Diluted)
   Net income                                                                           $    .07               $    .02
                                                                                 ================       ================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and fully diluted                                                             2,780,895              2,784,395
                                                                                 ================       ================

The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      Six Months Ended September 30,
                                                                                 ---------------------------------------
                                                                                       1998                   1997
                                                                                 ----------------       ----------------
REVENUES
   Home sales                                                                           $ 26,037               $ 34,617
   Interest and other income                                                                 158                    303
                                                                                 ----------------       ----------------
                                                                                          26,195                 34,920
                                                                                 ----------------       ----------------
COSTS AND EXPENSES
   Cost of home sales                                                                     21,961                 30,524
   Selling, general and administrative                                                     3,045                  3,674
   Interest                                                                                  168                    279
   Depreciation                                                                               48                     76
   Reversal of creditor liability                                                         (1,322)                     -
                                                                                 ----------------       ----------------
                                                                                          23,900                 34,553
                                                                                 ----------------       ----------------
INCOME BEFORE INCOME TAXES                                                                 2,295                    367
PROVISION FOR INCOME TAXES                                                                   401                    157
                                                                                 ----------------       ----------------
NET INCOME                                                                                 1,894                    210
RETAINED EARNINGS, BEGINNING OF PERIOD                                                     4,025                  4,729
                                                                                 ================       ================
RETAINED EARNINGS, END OF PERIOD                                                        $  5,919               $  4,939
                                                                                 ================       ================
PER SHARE DATA (Basic and Fully Diluted)
   Net income                                                                           $    .68               $    .08
                                                                                 ================       ================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and fully diluted                                                             2,780,895              2,784,395
                                                                                 ================       ================

The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Six Months Ended September 30,
                                                                                 ---------------------------------------
                                                                                       1998                   1997
                                                                                 ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  1,894               $    210
   Adjustments to reconcile net income to net cash provided by operating activities:
     Reversal of creditor liability                                                       (1,322)                     -
     Depreciation                                                                             48                     76
   Changes in operating assets and liabilities
     Increase in receivables                                                                (908)                  (208)
     Decrease in real estate inventory                                                     4,321                  1,870
     Decrease in collateral for bonds payable                                                411                    309
     (Decrease) Increase in accounts payable and accrued liabilities                        (912)                   973
     Decrease in customer deposits                                                           (10)                   (27)
     Decrease in other assets                                                                175                     31
                                                                                 ----------------       ----------------
Net cash provided by operating activities                                                  3,697                  3,234
                                                                                 ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                                                               250                     48
   Property and equipment, net                                                                 4                    (20)
                                                                                 ----------------       ----------------
Net cash provided by investing activities                                                    254                     28
                                                                                 ----------------       ----------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from mortgage notes and loans payable                                          3,433                 14,530
   Payments of mortgage notes and loans payable                                           (6,692)               (17,743)
   Repayments of bonds payable B finance subsidiaries                                       (395)                  (306)
   Purchase of treasury stock                                                                (15)                     -
                                                                                 ----------------       ----------------
Net cash used in financing activities                                                     (3,669)                (3,519)
                                                                                 ----------------       ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         282                   (257)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,171                  1,613
                                                                                 ================       ================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  1,453               $  1,356
                                                                                 ================       ================
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                           $    644               $    925
                                                                                 ================       ================
     Income taxes                                                                       $     65               $    138
                                                                                 ================       ================

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

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C.. Such activities have been terminated and a plan for the orderly withdrawal from that market was adopted. During the quarter ended December 31, 1997, the sale of new homes in that market was discontinued. Homes for which the Company had entered into non-contingent contracts have been completed and model homes and excess lot inventory have been sold.

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

The interim Consolidated Financial Statements for the quarter ended September 30, 1998 are not comparable with any prior period because of the restructuring of operations (i.e. exiting from the Washington, D.C. market).

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement established standards for reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 in the fiscal year that began April 1, 1998 and does not expect that it will have an impact on its financial statements.

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

The Plan provided for distributions to creditors equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The plan also requires that before the Company can pay any dividends to stockholders it must first pay to certain holders of creditors' claims $1,250,000. The plan also contained other restrictive covenants regulating various aspects of the Company's operations. With the exception of the dividend restriction which continues, all other restrictive covenants expired on August 12, 1998.

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

NOTE 4 - PROVISION FOR RESTRUCTURING

The Consolidated Financial Statements for the year ended March 31, 1998 included a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C.. The restructuring has resulted in cumulative charges of $1,771,000 through the quarter ended September 30, 1998. All construction activities have been completed. However, administrative and warranty services are expected to continue to be incurred in the future. Although the Company believes that the remaining restructuring reserve is sufficient based on current period estimates, the actual cost of restructuring may be greater or less. The Company also believes that it has sufficient cash flow and cash on hand to absorb the remaining costs associated with the restructuring.

NOTE 5 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):

                                                                             September 30, 1998                March 31, 1998
                                                                      --------------------------    --------------------------
Accumulated costs of construction completed and in progress                              $7,031                       $10,286
Land and land development costs                                                           9,391                        10,510
Land options and deposits                                                                   221                           168
                                                                      --------------------------    --------------------------
                                                                                        $16,643                       $20,964
                                                                      ==========================    ==========================

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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)

                                                               September 30, 1998                    March 31, 1998
                                                           --------------------------          --------------------------
Assets:
     Collateral for bonds payable                                            $ 4,089                             $ 4,500
     Other Assets                                                                 11                                   6
                                                           --------------------------          --------------------------
Total Assets                                                                 $ 4,100                             $ 4,506
                                                           ==========================          ==========================
Liabilities and Equity:
     Bonds payable                                                           $ 3,946                             $ 4,341
     Equity and intercompany advances                                            154                                 165
                                                           --------------------------          --------------------------
Total Liabilities and Equity                                                 $ 4,100                             $ 4,506
                                                           ==========================          ==========================


                                            Condensed Statements of Operations
                                                       (Unaudited)

                                                                          Three Months Ended September 30,
                                                           --------------------------------------------------------------
                                                                      1998                                1997
                                                           --------------------------          --------------------------
Revenues - Interest and other income                                         $    85                             $   120
                                                           ==========================          ==========================
Income before income taxes                                                   $     3                             $     3
                                                           ==========================          ==========================


                                            Condensed Statements of Operations
                                                       (Unaudited)

                                                                           Six Months Ended September 30,
                                                           --------------------------------------------------------------
                                                                      1998                                1997
                                                           --------------------------          --------------------------
Revenues - Interest and other income                                         $   171                             $   233
                                                           ==========================          ==========================
Income before income taxes                                                   $     6                             $     6
                                                           ==========================          ==========================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The interim Consolidated Financial Statements for the quarter ended September 30, 1998 reflect a liability of $69,000 representing the remaining balance of the restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C. (See note 4). Although the Company believes that the remaining provision is sufficient based on current period estimates, the actual cost may be greater or less than the remaining provision.

At September 30, 1998, the Company had commitments to purchase 500 finished building lots at a total purchase price of approximately $12,236,000 over a two-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

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

During the past several years a competitive housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been performing poorly were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability. Accordingly during the quarter ended December 31, 1997, the Board of Directors of the Company approved management's plan to discontinue the building and sale of homes and effect an orderly withdrawal from the Metropolitan Washington, D.C. housing market. The restructuring has been substantially completed. All construction activities have been completed. However, administrative and warranty services are expected to continue to be incurred in the future (see note 4).

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Financial Statements for the quarter ended September 30, 1998 contain a liability of $69,000 representing the remaining balance of the restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C. (see note 4). The actual cost may be greater or less than the remaining provision. The Company believes that it has sufficient cash flow on hand to absorb the remaining costs associated with the restructuring.

The Company obtains financing from commercial banks for a portion of the cost of acquiring finished building lots and for most of the costs of the construction of homes. This financing is generally available for homes that are subject to a contract of sale and also for a limited number of homes in advance of sale. The Company's loan commitments as well as current banking regulations limit the portion of each home that can be financed to approximately 75% of its value. Since the Company uses its own capital resources to fund those costs that cannot be financed, the Company's future growth will be limited by the amount of such resources. As a result of the use of these financing arrangements, the Company is currently, and expects to continue to be, highly leveraged.

The Company currently has financing agreements in the aggregate amount of $21,200,000 with commercial banks located in the areas in which the subsidiaries operate. The terms of these financing agreements vary, are each for one year or more from their date of origination, are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee, subject to the provisions of the respective agreements, certain of these obligations up to an aggregate maximum amount of $14,700,000. At September 30, 1998, the outstanding principal amount of loans guaranteed by the Company's Chairman and President was $66,000.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At September 30, 1998, the Company had commitments to purchase 500 finished building lots at a total purchase price of approximately $12,236,000 over a two-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $221,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At September 30, 1998, the Company had developed 202 of those undeveloped lots into finished building lots and delivered 114 homes on those lots in prior periods up to and including September 30, 1998. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditure but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing markets in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots will also affect the Company's long-term liquidity. Management believes that the Company currently has adequate financing and liquidity to meet its short-term financial obligations and to fund the short-term acquisition and construction of inventory. However, there is no assurance that such financing will be available to the Company in the future. In addition, homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.

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

                                                        Three Months Ended                            Six Months Ended
                                                           September 30,                                September 30,
                                                  --------------------------------            --------------------------------
                                                      1998               1997                     1998               1997
                                                  -------------      -------------            -------------      -------------
Homes delivered
   Units                                                   79                 91                      188                171
   Home sales revenue                                 $11,486            $11,828                  $26,037            $22,318
   Average sales price                                 $145.4             $130.0                   $138.5             $130.5
Homes sold
   Units                                                   88                 86                      182                173
   Sales value                                        $12,366            $11,060                  $25,503            $22,808
   Average sales price                                 $140.5             $128.6                   $140.1             $131.8


                                                                                 September 30,
                                                                        --------------------------------
                                                                            1998               1997
                                                                        -------------      -------------
                      Backlog
                         Units                                                  101                 84
                         Sales value                                        $14,222            $10,949
                         Average sales price                                 $140.8             $130.3

The decrease in home sales revenues for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 results from a decrease in the number of units delivered partially offset by an increase in the average sales price of the units delivered. The decrease in the number of units delivered results generally from timing factors. The increase in the average sales price results from a wider product range and price increases.

The Company realized a slight increase in the number of homes sold during the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

The increase in the average sales price of homes sold during the three months ended September 30, 1998 compared to the three months ended September 30, 1997 results from a wider product range and price increases.

The increase in home sales revenues for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 results from the combination of an increase in the number of units delivered and an increase in the average sales price of units delivered. The increase in the number of units delivered results generally from a greater number of operating communities and timing factors. The increase in average sales prices results from a wider product range and price increases.

The number of homes sold during the six months ended September 30, 1998 increased when compared to the six months ended September 30, 1997. The increase is attributable to an increase in the number of operating communities and a greater number of sales in each community.

The increase in the average sales price of homes sold during the six months ended September 30, 1998 compared to the six months ended September 30, 1997 results from a wider product range and price increases.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

Operations for the three months ended September 30, 1998 are not comparable to the three months ended September 30, 1997 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).

                                                                       Three Months Ended September 30,
                                                       -----------------------------------------------------------------
                                                                   1998                               1997
                                                       ------------------------------     ------------------------------
                                                         Dollars              %             Dollars              %
                                                       ------------     -------------     ------------     -------------
Home sales revenues                                        $11,486             100.0          $18,419             100.0
Cost of home sales                                           9,685              84.3           16,328              88.6
Gross profit                                                 1,801              15.7            2,091              11.4
Selling, general and administrative expenses                 1,456              12.7            1,951              10.6
Income before income taxes                                     319               2.8              118                .6

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).

                                                                       Three Months Ended September 30,
                                                       -----------------------------------------------------------------
                                                                   1998                               1997
                                                       ------------------------------     ------------------------------
                                                         Dollars              %             Dollars              %
                                                       ------------     -------------     ------------     -------------
Home sales revenues                                        $11,486             100.0          $11,828             100.0
Cost of home sales                                           9,685              84.3           10,016              84.7
Gross profit                                                 1,801              15.7            1,812              15.3
Selling, general and administrative expenses                 1,456              12.7            1,260              10.7
Income before income taxes                                     319               2.8              518               4.4

The amount of gross profit was relatively constant between the two periods while gross profit as a percentage of home sales revenue increased over the prior comparable period. The increase in gross profit as a percentage of homes sales revenues is attributed primarily to higher average home sales prices and a decrease in cost of home sales.

Selling, general and administrative expenses for the three months ended September 30, 1998 increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in selling expenses is primarily attributable to the higher home sales revenues. The increase in general and administrative expenses is attributed to the full absorption of all corporate charges which in the past had been allocated to both of the Company's Subsidiaries (see note 4, "provision for restructuring") and higher employment costs.

The change in income before income taxes for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 reflects the changes in all the components of income and expense set forth above.

For the three months ended September 30, 1998 and September 30, 1997 a provision for income taxes of $131,000 and $51,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $85,000 and $120,000 and interest expense includes $82,000 and $117,000 for the three months ended September 30, 1998 and September 30, 1997, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

Operations for the six months ended September 30, 1998 are not comparable to the six months ended September 30, 1997 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).

                                                                        Six Months Ended September 30,
                                                       -----------------------------------------------------------------
                                                                   1998                               1997
                                                       ------------------------------     ------------------------------
                                                         Dollars              %             Dollars              %
                                                       ------------     -------------     ------------     -------------
Home sales revenues                                        $26,037             100.0          $34,617             100.0
Cost of home sales                                          21,961              84.3           30,524              88.2
Gross profit                                                 4,076              15.7            4,093              11.8
Selling, general and administrative expenses                 3,045              11.7            3,674              10.6
Income before income taxes and reversal of creditor
liability                                                      973               3.7              367               1.1
Reversal of creditor liability                               1,322               5.1                -                 -
Income before income taxes                                   2,295               8.8              367               1.1

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).

                                                                        Six Months Ended September 30,
                                                       -----------------------------------------------------------------
                                                                   1998                               1997
                                                       ------------------------------     ------------------------------
                                                         Dollars              %             Dollars              %
                                                       ------------     -------------     ------------     -------------
Home sales revenues                                        $26,037             100.0          $22,318             100.0
Cost of home sales                                          21,961              84.3           18,924              84.8
Gross profit                                                 4,076              15.7            3,394              15.2
Selling, general and administrative expenses                 3,045              11.7            2,415              10.8
Income before income taxes                                     973               3.7              906               4.1

Gross profit increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in gross profit is attributed primarily to higher home sales revenues and a decrease in cost of home sales as a percentage of home sales revenues.

Selling, general and administrative expenses for the six months ended September 30, 1998 increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in selling expenses is primarily attributed to the higher home sales revenues. The increase in general and administrative expenses is attributed to the full absorption of all corporate charges which in the past had been allocated to both of the Company's Subsidiaries (see note 4, "provision for restructuring") and higher employment costs.

The change in income before income taxes for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 reflects the changes in all the components of income and expense set forth above.

For the six months ended September 30, 1998 and September 30, 1997 a provision for income taxes of $401,000 and $157,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $171,000 and $233,000 and interest expense includes $165,000 and $227,000 for the six months ended September 30, 1998 and September 30, 1997, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

                                     ITEM 3
                                     ------

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

                                     ITEM 6
                                     ------

                        EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             On September 17, 1998 the registrant filed a Current Report on Form 8-K with respect to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERNATIONAL AMERICAN HOMES, INC.


Date: November 2, 1998                  By: /s/ Robert J. Suarez
                                        ------------------------
                                        Robert J. Suarez
                                        President


Date: November 2, 1998                  By: /s/ Robert I. Antle
                                        -----------------------
                                        Robert I. Antle
                                        Executive Vice President, Treasurer, and
                                        Chief Financial Officer