Form 10-Q
period 1998-12-31
INTERNATIONAL AMERICAN HOMES INC
filed 1999-02-11
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of January 31, 1999, the number of shares outstanding of the registrant's common stock, par value $.01, was 906,361.

================================================================================
                            Total number of pages: 21

                       INTERNATIONAL AMERICAN HOMES, INC.
                       ----------------------------------

                                AND SUBSIDIARIES
                                ----------------

                                      Index
                                      -----

                                                                            Page
                                                                            ----
Part I.       Financial Information:

       Item 1.    Financial Statements

                  Consolidated Balance Sheets (Unaudited) as of December
                  31, 1998 and March 31, 1998................................. 3

                  Consolidated Statements of Income and Retained Earnings (Unaudited) for the three months ended December 31,
                  1998 and 1997............................................... 5

                  Consolidated Statements of Income and Retained Earnings (Unaudited) for the nine months ended December 31,
                  1998 and 1997............................................... 6

                  Consolidated Statements of Cash Flows (Unaudited) for
                  the nine months ended December 31, 1998 and 1997............ 7

                  Notes to Consolidated Financial Statements (Unaudited)...... 8

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................12

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk..20

Part II.      Other Information:

       Item 2.    Changes in Securities and Use of Proceeds...................20

       Item 6.    Exhibits and Reports on Form 8-K............................20

Signatures ...................................................................21

Part I.  Financial Information

                                     ITEM 1

                              FINANCIAL STATEMENTS

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS


                                       December 31, 1998      March 31, 1998
                                      -------------------   -------------------
CASH AND CASH EQUIVALENTS                      $     683             $   1,461
  ($40 and $290 restricted)
RECEIVABLES                                        1,377                   532
REAL ESTATE INVENTORY                             17,045                20,964
COLLATERAL FOR BONDS PAYABLE                       3,717                 4,500
PROPERTY AND EQUIPMENT - less
  accumulated depreciation of
  $504 and $544, respectively                         10                    88
OTHER ASSETS                                         436                   638
                                      -------------------   -------------------
         TOTAL ASSETS                          $  23,268             $  28,183
                                      ===================   ===================

The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31, 1998      March 31, 1998
                                      -------------------   -------------------
LIABILITIES
MORTAGE NOTES AND LOANS PAYABLE                 $  7,353              $ 11,246
BONDS PAYABLE                                      3,580                 4,341
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           3,604                 5,968
CUSTOMER DEPOSITS                                    189                   194
                                      -------------------   -------------------
   Total Liabilities                              14,726                21,749
                                      -------------------   -------------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK - $.01 par value; 4,000,000
    shares authorized; none issued or
    outstanding                                        -                     -
COMMON STOCK - $.01 par value; 10,000,000
    shares authorized; 985,955 and 986,947
    shares issued, respectively; 906,361
    and 930,298 shares outstanding,
    respectively                                      10                    10
    ADDITIONAL PAID-IN CAPITAL                     2,440                 2,400
    RETAINED EARNINGS                              6,093                 4,025
TREASURY STOCK - 79,594 and 56,649 shares,
    respectively                                      (1)                   (1)
                                      -------------------   -------------------
   Total Stockholders' Equity                      8,542                 6,434
                                      -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 23,268              $ 28,183
                                      ===================   ===================

The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended December 31,
                                             -----------------------------------
                                                   1998               1997
                                             ----------------   ----------------
REVENUES
  Home sales                                       $ 12,817           $ 10,396
  Interest and other income                              84                109
                                             ----------------   ----------------
                                                     12,901             10,505
                                             ----------------   ----------------
COSTS AND EXPENSES
  Cost of home sales                                 10,840              8,795
  Selling, general and administrative                 1,674              1,231
  Interest                                               88                111
  Depreciation                                           24                 30
  Restructuring charge                                    -              1,500
                                             ----------------   ----------------
                                                     12,626             11,667
                                             ----------------   ----------------
INCOME (LOSS) BEFORE INCOME TAXES                       275             (1,162)
PROVISION (BENEFIT) FOR INCOME TAXES                    101               (384)
                                             ----------------   ----------------
NET INCOME (LOSS)                                       174               (778)
RETAINED EARNINGS, BEGINNING OF PERIOD                5,919              4,939
                                             ----------------   ----------------
RETAINED EARNINGS, END OF PERIOD                   $  6,093           $  4,161
                                             ================   ================

PER SHARE DATA (Basic and Diluted)
  Net income (loss)                                $    .19           $   (.84)
                                             ================   ================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic and diluted (as adjusted for the
  reverse stock split effective on December
  1, 1998)                                          906,361            928,131
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
                                   (Unaudited)

                                                Nine Months Ended December 31,
                                             -----------------------------------
                                                   1998               1997
                                             ----------------   ----------------
REVENUES
  Home sales                                       $ 38,854           $ 45,013
  Interest and other income                             242                412
                                             ----------------   ----------------
                                                     39,096             45,425
                                             ----------------   ----------------
COSTS AND EXPENSES
  Cost of home sales                                 32,801             39,319
  Selling, general and administrative                 4,719              4,905
  Interest                                              256                390
  Depreciation                                           72                106
  Restructuring charge                                    -              1,500
  Reversal of creditor liability                     (1,322)                 -
                                             ----------------   ----------------
                                                     36,526             46,220
                                             ----------------   ----------------
INCOME (LOSS) BEFORE INCOME TAXES                     2,570               (795)
PROVISION (BENEFIT) FOR INCOME TAXES                    502               (227)
                                             ----------------   ----------------
NET INCOME (LOSS)                                     2,068               (568)
RETAINED EARNINGS, BEGINNING OF PERIOD                4,025              4,729
                                             ----------------   ----------------
RETAINED EARNINGS, END OF PERIOD                   $  6,093           $  4,161
                                             ================   ================

PER SHARE DATA (Basic and Diluted)
  Net income (loss)                                $   2.25           $   (.61)
                                             ================   ================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic and diluted (as adjusted for the
  reverse stock split effective on December
  1, 1998)                                          920,097            928,131
                                             ================   ================

The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Nine Months Ended December 31,
                                                                           -----------------------------------
                                                                                  1998              1997
                                                                           ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                            $2,068              $(568)
      Adjustments to reconcile net income to net cash provided by operating activities:
        Reversal of creditor liability                                             (1,322)                 -
        Depreciation                                                                   72                106
      Changes in operating assets and liabilities
        (Increase) Decrease in receivables                                           (845)               661
        Decrease in real estate inventory                                           3,919              1,852
        Decrease in collateral for bonds payable                                      783                562
        (Decrease) Increase in accounts payable and accrued liabilities            (1,042)               153
        Decrease in customer deposits                                                  (5)              (135)
        Decrease in other assets                                                      202                266
                                                                           ----------------   ----------------
      Net cash provided by operating activities                                     3,830              2,897
                                                                           ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Decrease in restricted cash                                                   250                264
        Property and equipment, net                                                     6                (15)
                                                                           ----------------   ----------------
      Net cash provided by investing activities                                       256                249
                                                                           ----------------   ----------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
        Proceeds from mortgage notes and loans payable                              3,835             22,333
        Payments of mortgage notes and loans payable                               (7,728)           (24,009)
        Repayments of bonds payable - finance subsidiaries                           (761)              (556)
        Purchase of treasury stock                                                    (20)                 -
        Return of unclaimed bankruptcy distributions                                   60                  -
                                                                           ----------------   ----------------
      Net cash used in financing activities                                        (4,614)            (2,232)
                                                                           ----------------   ----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (528)               914
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,171              1,613
                                                                           ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  643             $2,527
                                                                           ================   ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                                   $  935             $1,353
                                                                           ================   ================
        Income taxes                                                               $   65             $  138
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

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C.. Such activities have been terminated and a plan for the orderly withdrawal from that market was adopted. During the quarter ended December 31, 1997, the sale of new homes in that market was ceased. Homes for which the Company had entered into non-contingent contracts have been completed and model homes and excess lot inventory have been sold.

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

The interim Consolidated Financial Statements for the quarter ended December 31, 1998 are not comparable with any prior period because of the restructuring of operations (i.e. exiting from the Washington, D.C. market).

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

NOTE 4 - PROVISION FOR RESTRUCTURING

The Consolidated Financial Statements for the year ended March 31, 1998 included a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C.. The restructuring has resulted in cumulative charges of $1,809,000 through the quarter ended December 31, 1998. All construction activities have been completed. However, administrative and warranty services are expected to continue to be incurred in the future. Although the Company believes that the remaining restructuring reserve is sufficient based on current period estimates, the actual cost of restructuring may be greater or less. The Company also believes that it has sufficient cash flow and cash on hand to absorb the remaining costs associated with the restructuring.

NOTE 5 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):

                                      December 31, 1998       March 31, 1998
                                     -------------------   -------------------

Accumulated costs of construction
  completed and in progress                     $ 6,973               $10,286
Land and land development costs                   9,903                10,510
Land options and deposits                           169                   168
                                     -------------------   -------------------
                                                $17,045               $20,964
                                     ===================   ===================

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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)

                                      December 31, 1998       March 31, 1998
                                     -------------------   -------------------
Assets:
      Collateral for bonds payable              $ 3,717               $ 4,500
      Other Assets                                    8                     6
                                     -------------------   -------------------
Total Assets                                    $ 3,725               $ 4,506
                                     ===================   ===================

Liabilities and Equity:
      Bonds payable                             $ 3,580               $ 4,341
      Equity and intercompany advances              145                   165
                                     -------------------   -------------------
Total Liabilities and Equity                    $ 3,725               $ 4,506
                                     ===================   ===================

                       Condensed Statements of Operations
                                   (Unaudited)

                                           Three Months Ended December 31,
                                     -----------------------------------------
                                            1998                   1997
                                     -------------------   -------------------
Revenues - Interest and other income            $    78               $   114
                                     ===================   ===================

(Loss) Income before income taxes              ($     1)              $     3
                                     ===================   ===================

                       Condensed Statements of Operations
                                   (Unaudited)
                                           Nine Months Ended December 31,
                                     -----------------------------------------
                                            1998                   1997
                                     -------------------   -------------------
Revenues - Interest and other income            $   249               $   347
                                     ===================   ===================

Income before income taxes                      $     5               $     9
                                     ===================   ===================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The interim Consolidated Financial Statements for the quarter ended December 31, 1998 reflect a liability of $31,000 representing the remaining balance of the restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C. (See note 4). Although the Company believes that the remaining provision is sufficient based on current period estimates, the actual cost may be greater or less than the remaining provision.

At December 31, 1998, the Company had commitments to purchase 614 finished building lots in the Greater Tampa area at a total purchase price of approximately $17,607,000 over a two-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or the results of operations.

NOTE 8 - COMMON STOCK

At the 1998 Annual Meeting of Stockholders, which was held on September 17, 1998, the stockholders approved a proposal to adopt an amendment to the Company's Restated Certificate of Incorporation to effect a 1-for-3 reverse stock split of the Company's issued and outstanding common stock. The Amendment did not change the par value of the common stock which remained at $.01 per share. The Amendment became effective with the filing of a Certificate of Amendment with the Secretary of State of Delaware on December 1, 1998. The effect of the Reverse Stock Split has been retroactively reflected in the statements for all periods presented.

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

During the past several years a competitive housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been performing poorly were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability. Accordingly during the quarter ended December 31, 1997, the Board of Directors of the Company approved management's plan to cease the building and sale of homes and effect an orderly withdrawal from the Metropolitan Washington, D.C. housing market. The restructuring has been substantially completed. All construction activities have been completed. However, administrative and warranty services are expected to continue to be incurred in the future (see note 4).

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Financial Statements for the quarter ended December 31, 1998 reflect a liability of $31,000 representing the remaining balance of the restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C. (see note 4). The actual cost may be greater or less than the remaining provision. The Company believes that it has sufficient cash flow on hand to absorb the remaining costs associated with the restructuring.

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

The Company currently has financing agreements in the aggregate amount of $19,900,000 with commercial banks located in the areas in which its subsidiary operates. The terms of these financing agreements vary, are each for one year or more from their date of origination, are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee, subject to the provisions of the respective agreements, certain of these obligations up to an aggregate maximum amount of $13,000,000. At December 31, 1998, the guarantee by the Company's Chairman and President was not needed as certain loan conditions had been satisfied.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At December 31, 1998, the Company had commitments to purchase 614 finished building lots in the Greater Tampa area at a total purchase price of approximately $17,607,000 over a two-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $169,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At December 31, 1998, the Company had developed 257 of those undeveloped lots into finished building lots and delivered 132 homes on those lots in prior periods up to and including December 31, 1998. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

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

YEAR 2000

The Company believes that Year 2000 issues are not material to its business and that the consequences of such issues would not have a material effect on the Company's business, results of operations or financial condition without taking into account the Company's efforts to avoid those consequences. Nevertheless management is taking what it believes to be all necessary steps to become Year 2000 compliant.

Substantially all of the Company's computer equipment is relatively new and, when purchased, was and is Year 2000 compliant. To bring its mainframe computer into compliance, the Company has engaged Pro Data Business Computers ("Pro Data") to make the changes in its mainframe computer which are necessary to make it Year 2000 compliant. Pro Data expects to commence its work during the fiscal quarter ending March 31, 1999 and to complete its work prior to June 30, 1999. The Company estimates that the necessary work will cost approximately $5,000. The costs for such work will be expensed. Only limited testing of the Company's computer systems is expected to be necessary.

The costs of purchasing existing Year 2000 compliant computer equipment was approximately $10,000, all of which was financed from working capital and capitalized with provision for amortization over a period of two years.

The Company believes that its existing software programs are capable of being modified to conform to Year 2000 requirements. The estimated costs of modification of the Company's software programs and the purchase of comparable Year 2000 compliant software will not exceed $5,000. Costs of modifying and purchasing software will be expensed as incurred.

Most of the materials used by the Company in connection with its home-building activities are purchased from local suppliers for whom Year 2000 issues as they relate to the Company are either non-existent or immaterial. The Company has made inquiries of its principal suppliers, i.e., those firms from whom it purchases appliances (General Electric Company), concrete (CSR/Rinker Materials), lumber (Hillsborough Builders Supply) and windows (Norandex) but as yet is not in a position to assess the Year 2000 readiness of such suppliers. Because the Company is a relatively modest customer of the suppliers of certain of those items, management believes that it will have only limited opportunities to engage in interactive testing with such suppliers for the purpose of determining Year 2000 readiness for transactions with them.

Because of the nature of the Company's relationship with its home-buyer customers, Year 2000 issues are not directly relevant to such relationships.

The Company has not formulated any contingency plan with respect to its failure or the failure of any of its suppliers to be Year 2000 compliant prior to December 31, 1999. The Company does not believe that a failure by the Company or any of its suppliers to be Year 2000 compliant by that date will have a material adverse effect on its business.

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

                            Three Months Ended             Nine Months Ended
                               December 31,                   December 31,
                          ----------------------         ----------------------
                             1998        1997               1998        1997
                          ----------  ----------         ----------  ----------
                                      (restated)                     (restated)
Homes delivered
    Units                        89          79                277         250
    Home sales revenue      $12,817     $10,396            $38,854     $32,714
    Average sales price      $144.0      $131.6             $140.3      $130.9
    Homes sold
    Units                        82          66                264         239
    Sales value             $11,822      $8,694            $37,325     $31,502
    Average sales price      $144.2      $131.7              141.4      $131.8


                                               December 31,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
                                                      (restated)
               Backlog
                   Units                         94          71
                   Sales value              $13,257      $9,285
                   Average sales price       $141.0      $130.8

The increase in home sales revenues for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 results from an increase in the number of units delivered and an increase in average sales price of the units delivered. The increase in the number of units delivered results generally from a greater number of operating communities and timing factors. The increase in the average sales price results from a wider product range and price increases.

The Company realized an increase in the number of homes sold during the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The increase is attributed to an increase in the number of operating communities and a greater number of sales in each community.

The increase in the average sales price of homes sold during the three months ended December 31, 1998 compared to the three months ended December 31, 1997 results from a wider product range and price increases.

The increase in home sales revenues for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 results from the combination of an increase in the number of units delivered and an increase in the average sales price of units delivered. The increase in the number of units delivered results generally from a greater number of operating communities and timing factors. The increase in average sales prices results from a wider product range and price increases.

The number of homes sold during the nine months ended December 31, 1998 increased when compared to the nine months ended December 31, 1997. The increase is attributable to an increase in the number of operating communities and a greater number of sales in each community.

The increase in the average sales price of homes sold during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 results from a wider product range and price increases.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

Operations for the three months ended December 31, 1998 are not comparable to the three months ended December 31, 1997 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).

                                          Three Months Ended December 31,
                                   ---------------------------------------------
                                            1998                   1997
                                   ----------------------- ---------------------
                                     Dollars        %        Dollars       %
                                   ----------- ----------- ----------- ---------
Home sales revenues                   $12,817       100.0     $10,396     100.0
Cost of home sales                     10,840        84.6       8,795      84.6
Gross profit                            1,977        15.4       1,601      15.4
Selling, general and administrative
  expenses                              1,674        13.1       1,231      11.8
Restructuring Provision                     -           -       1,500      14.4
Income (loss) before income taxes         275         2.1      (1,162)    (11.2)


For the three months ended December 31, 1998 a provision for income taxes of $101,000 was recorded. For the three months ended December 31, 1997 a net income tax benefit of $384,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $78,000 and $114,000 and interest expense includes $79,000 and $111,000 for the three months ended December 31, 1998 and December 31, 1997, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortage obligations through participation in various multi-builder bond programs.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining operations (dollars in thousands).

                                          Three Months Ended December 31,
                                   ---------------------------------------------
                                            1998              1997 (restated)
                                   ----------------------- ---------------------
                                     Dollars        %        Dollars       %
                                   ----------- ----------- ----------- ---------
Home sales revenues                   $12,817       100.0     $10,396     100.0
Cost of home sales                     10,840        84.6       8,795      84.6
Gross profit                            1,977        15.4       1,601      15.4
Selling, general and administrative
  expenses                              1,674        13.1       1,275      12.3
Income before income taxes                275         2.1         295       2.8


Gross profit increased for the three months ended December 31, 1998 while gross profit as a percentage of home sales revenue remained constant. The increase in gross profit is attributed to greater homes sales revenues.

Selling, general and administrative expenses for the three months ended December 31, 1998 increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in selling expenses is primarily attributable to the higher home sales revenues. The increase in general and administrative expenses is attributed to the full absorption of all corporate charges which in the past had been allocated to both of the Company's Subsidiaries (see note 4, "provision for restructuring"), higher employment costs and expenses incurred in settlement of litigation involving a former officer.

The change in income before income taxes for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 reflects the changes in all the components of income and expense set forth above.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

Operations for the nine months ended December 31, 1998 are not comparable to the nine months ended December 31, 1997 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).

                                           Nine Months Ended December 31,
                                   ---------------------------------------------
                                            1998                    1997
                                   ----------------------- ---------------------
                                     Dollars        %        Dollars       %
                                   ----------- ----------- ----------- ---------
Home sales revenues                   $38,854       100.0     $45,013     100.0
Cost of home sales                     32,801        84.4      39,319      87.4
Gross profit                            6,053        15.6       5,694      12.6
Selling, general and administrative
  expenses                              4,719        12.1       4,905      10.9
Restructuring provision                     -           -       1,500       3.3
Income before income taxes and
  reversal of creditor liability        1,248         3.2        (795)     (1.8)
Reversal of creditor liability          1,322         3.4           -         -
Income before income taxes              2,570         6.6        (795)     (1.8)


For the nine months ended December 31, 1998 a provision for income taxes of $502,000 was recorded. For the nine months ended December 31, 1997 a net income tax benefit of $227,000 was recorded. The reversal of the creditor liability does not have an income tax effect. For both periods the rates were calculated at statutory rates.

Interest and other income includes $249,000 and $347,000 and interest expense includes $244,000 and $338,000 for the nine months ended December 31, 1998 and December 31, 1997, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining operations (dollars in thousands).

                                           Nine Months Ended December 31,
                                   ---------------------------------------------
                                            1998              1997 (restated)
                                   ----------------------- ---------------------
                                     Dollars        %        Dollars       %
                                   ----------- ----------- ----------- ---------
Home sales revenues                   $38,854       100.0     $32,714     100.0
Cost of home sales                     32,801        84.4      27,719      84.7
Gross profit                            6,053        15.6       4,995      15.3
Selling, general and administrative
  expenses                              4,719        12.1       3,745      11.4
Income before income taxes              1,248         3.2       1,146       3.5

Gross profit increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in gross profit is attributed primarily to higher home sales revenues and a decrease in cost of home sales as a percentage of home sales revenues.

Selling, general and administrative expenses for the nine months ended December 31, 1998 increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in selling expenses is primarily attributed to the higher home sales revenues. The increase in general and administrative expenses is attributed to the full absorption of all corporate charges which in the past had been allocated to both of the Company's Subsidiaries (see note 4, "provision for restructuring"), higher employment costs and expenses incurred in settlement of litigation involving a former officer.

The change in income before income taxes for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 reflects the changes in all the components of income and expense set forth above.

ITEM 3
------
         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

Part II. Other Information

ITEM 2
------
         CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On December 1, 1998 the Company effected a 1-for-3 reverse stock split combination of its shares of common stock.

ITEM 6
------
         EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         None

         Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERNATIONAL AMERICAN HOMES, INC.


Date: February 11, 1999            By: /s/ Robert J. Suarez
                                       --------------------
                                       Robert J. Suarez
                                       President

Date: February 11, 1999            By: /s/ Robert I. Antle
                                       --------------------
                                       Robert I. Antle
                                       Executive Vice President, Treasurer, and
                                       Chief Financial Officer