Form 10-Q/A
period 1998-09-30
INTERNATIONAL AMERICAN HOMES INC
filed 1999-02-18
CIK 760678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended           September 30, 1998
                                        ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                        ------------------   ------------------


                         Commission file number 0-13800
                                                -------

                       International American Homes, Inc.
 ------------------------------------------------------------------------------

          Delaware                                      22-2472608
 ------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
 incorporation or organization)

    9950 Princess Palm Ave., Suite 112, Tampa, FL          33619
 ------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

                                 (813) 664-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of shares of common stock, par value $0.01 per share outstanding as of October 31, 1998 was 2,780,895.

Part I.  FINANCIAL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 2 is hereby amended by adding the following language to the end thereof:

         Year 2000

                  The Company believes that Year 2000 issues are not material to its business and that the consequences of such issues would not have a material effect on the Company's business, results of operations or financial condition without taking into account the Company's efforts to avoid those consequences. Nevertheless the Company is taking what it believes to be all necessary steps to become Year 2000 compliant.

                  Substantially all of the Company's computer equipment is relatively new and, when purchased, was and is Year 2000 compliant. The Company's mainframe computer is not yet Year 2000 compliant, but the Company intends to take all steps necessary to bring it into compliance during the first half of calendar year 1999. Only limited testing of the Company's computer systems is expected to be necessary.

                  The costs of purchasing the Company's existing Year 2000 compliant computer equipment was approximately $10,000, all of which was financed from working capital and capitalized with provision for amortization over a period of two years. The anticipated costs of bringing its mainframe computer into compliance is not yet known but is not expected to be material.

                  The Company believes that its existing software programs are capable of being modified to conform to Year 2000 requirements. The estimated costs of remediation of the Company's software programs and/or the purchase of comparable Year 2000 compliant software will not exceed $5,000. Costs of modifying and/or purchasing needed software will be capitalized as incurred.

                  Most of the materials used by the Company in connection with its home-building activities are purchased from local suppliers for whom Year 2000 issues as they relate to the Company are either non-existent or immaterial. The Company has made inquiries of its principal suppliers, i.e., those firms from whom it purchases appliances, concrete, lumber and windows, but as yet is not in a position to assess the Year 2000 readiness of such suppliers. Because the Company is a relatively modest customer of the suppliers of certain of those items, the Company believes that it will have only limited opportunities to engage in interactive testing with such suppliers for the purpose of determining Year 2000 readiness for transactions with them.

                  Because of the nature of the Company's relationship with its home-buyer customers, Year 2000 issues are not directly relevant to such relationships.

                  The Company has not formulated any contingency plan with respect to its failure or the failure of any of its suppliers to be Year 2000 compliant prior to December 31, 1999. The Company does not believe that a failure by the Company or any of its suppliers to be Year 2000 compliant by that date will have a material adverse effect on the Company's business.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                           International American Homes, Inc.


                           By: /s/ Robert J. Suarez
                               --------------------
                               Robert J. Suarez
                               Chairman of the Board of Directors and President


                           By: /s/ Robert I. Antle
                               -------------------
                               Robert I. Antle
                               Executive Vice President, Secretary, Treasurer and Chief Financial Officer

DATE: February 18, 1999