Form 10-K
period 1999-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1999-06-29
CIK 760678

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    FORM 10-K
                                -----------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of June 1, 1999, the number of shares outstanding of the registrant's common stock, $.01 par value, was 855,883. As of June 1, 1999 the aggregate market value of the registrant's common stock held by non-affiliates was $2,625,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No
================================================================================

                       INTERNATIONAL AMERICAN HOMES, INC.
                       ----------------------------------
                                AND SUBSIDIARIES
                                ----------------

                                    FORM 10-K
                                    ---------

                                      Index
                                      -----

                                                                            Page
                                                                            ----

Part I.

    Item 1.       Business ..................................................  3
    Item 2.       Properties ................................................  7
    Item 3.       Legal Proceedings .........................................  7
    Item 4.       Submission of Matters to a Vote of Security Holders .......  7

Part II.

    Item 5.       Market for the Registrant's Common Equity and Related
                  Stockholder Matters .......................................  8
    Item 6.       Selected Financial Data ................................... 10
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................. 12
    Item 8.       Financial Statements and Supplementary Data ............... 21
    Item 9.       Change in and Disagreements with Accountants on Accounting and Financial Disclosure .................................. 21

Part III.

    Item 10.      Directors and Executive Officers of the Registrant ........ 21
    Item 11.      Executive Compensation .................................... 21
    Item 12.      Security Ownership by Certain Beneficial Owners
                  and Management ............................................ 21
    Item 13.      Certain Relationships and Related Transactions ............ 21

Part IV.

    Item 14.      Exhibits, Financial Statements, Schedules, and
                  Reports on Form 8-K ....................................... 22

Signatures .................................................................. 25

                                     PART I
Item 1.  Business

General Description
-------------------

International American Homes, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through a subsidiary, designs, builds, and sells single-family homes and villas and develops finished building lots, primarily in middle income communities in suburban residential areas in Greater Tampa, Florida.

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C.. Such activities have been terminated. See Notes 1 and 11 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The plan expired on August 12, 1998. See Notes 1 and 7 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

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

Markets
-------

During the three fiscal years ended March 31, 1999, the Company built and delivered 1,163 homes realizing $170,549,000 in revenues. The following tables summarize, by market area, the Company's sales revenues and number of homes delivered, respectively, for its last three fiscal years.


                               Home Sales Revenue
                             (Dollars in thousands)

                                                  Year Ended March 31,
                                     -------------------------------------------
                                        1999              1998           1997
                                     ----------        ----------     ----------
      Market Area
      -----------

Greater Tampa, Florida                 $ 49,992          $ 42,102      $ 40,282

Metropolitan Washington, D.C. *               0            12,299        25,874
                                     ----------        ----------     ---------
  Total *                              $ 49,992          $ 54,401      $ 66,156
                                     ==========        ==========     =========


                            Number of Homes Delivered

                                                  Year Ended March 31,
                                     -------------------------------------------
                                        1999              1998           1997
                                     ----------        ----------     ----------
      Market Area
      -----------
Greater Tampa, Florida                      354               321           309

Metropolitan Washington, D.C. *               0                56           123
                                     ----------        ----------     ---------
  Total *                                   354               377           432
                                     ==========        ==========     =========


* Includes home sales revenue and number of homes delivered prior to the restructuring of operations during the year ended March 31, 1998.

The Company is currently offering single-family homes and villas in six communities at prices ranging from $102,000 to $210,000. Purchasers of the Company's homes include both entry-level and move-up buyers. The average sales price of the homes delivered in the year ended March 31, 1999 was $ 141,000.

Land Acquisition and Development
--------------------------------

The Company generally acquires finished building lots under contracts which spread the acquisition of those lots over a period of time that roughly coincides with the estimated time required for the construction and sale of the homes on those lots. At March 31, 1999 the Company had commitments to purchase 635 finished building lots at a total purchase price of approximately $17,270,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the near future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At March 31, 1999, the Company had developed 257 of those lots into finished building lots and delivered 148 homes on those lots in prior periods up to and including March 31, 1999. The Company is not engaged in any other land development activities.

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

As of March 31, 1999 and 1998 the Company had a backlog of signed non-contingent contracts for 105 homes with aggregate sales prices of $15,168,000 and 107 homes with aggregate sales prices of $14,676,000, respectively.

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

The Company requires a cash deposit from purchasers at the time a contract of sale is executed. Such deposits are held in trust, escrow, or segregated bank accounts. Purchasers are permitted to cancel their contract and receive a refund of their deposit under certain limited circumstances including their inability to obtain permanent mortgage financing or to sell their existing home. For the years ended March 31, 1999, 1998 and 1997, the Company experienced cancellation rates of 15%, 21%, and 21%, respectively.

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

Competition
-----------

The homebuilding industry is highly competitive and fragmented. The Company competes in the geographic area in which it operates with numerous residential construction companies ranging from small local builders to large regional and national builders. The Company's competitors include: Pulte Corporation, Centex Corporation, U.S. Home Corporation and Lennar Corporation. The national builders and many of the local and regional companies have higher sales and greater financial resources than the Company. The Company considers all homes, whether offered for sale or rent (including apartment and condominium housing), to be competitive with its homes in each local area in which the Company operates. The Company competes primarily on the basis of quality, location, price, design, and reputation.

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

Employees
---------

The Company employed 34 persons as of March 31, 1999 of whom 3 were executive officers, 11 were sales personnel, 9 were administrative and clerical personnel and 11 were involved in construction and supervision of construction. The Company believes its employee relations are satisfactory.

Item 2.  Properties

As of March 31, 1999, the Company occupied leased office facilities in Tampa, Florida totaling approximately 3,170 square feet. See Notes 1 and 7 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

Item 3.  Legal Proceedings

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The Plan expired on August 12, 1998.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

At the 1994 Annual Meeting of Stockholders the stockholders approved a proposal to adopt certain amendments (the "Amendments"), to the Company's Restated Certificate of Incorporation (i) to effect a 1-for-10 reverse stock split of the Company's issued and outstanding common stock (the "Reverse Stock Split"), and
(ii) to change the number of authorized shares of common stock from 30 million to 10 million. The Amendments did not change the par value of the common stock which remained at $.01 per share. The Amendments became effective on May 31, 1995 with the filing of a Certificate of Amendment with the Secretary of State of Delaware.

At the 1998 Annual Meeting of Stockholders the stockholders approved a proposal to adopt an amendment (the "Amendment"), to the Company's restated Certificate of Incorporation to effect a 1-for-3 reverse stock split of the Company's issued and outstanding common stock. This Amendment did not change the par value of the common stock which remained at $.01 per share or the number of authorized shares which remained at 10 million. The Amendment became effective on December 1, 1998 with the filing of a Certificate of Amendment with the Secretary of State of Delaware.

The effect of the reverse stock splits as set forth above has been retroactively reflected in this report.

Shares of the Company's common stock are traded in the over-the-counter market. The trading symbol is "IAHM".

The following table sets forth the range of high and low bid prices for the periods indicated as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).

                                   High               Low
                                   ----               ---
Calendar Year 1997
------------------
First Quarter                    $ 4.89            $ 3.57
Second Quarter                     4.68              3.57
Third Quarter                      4.50              4.14
Fourth Quarter                     4.50              4.14

Calendar Year 1998
------------------
First Quarter                      4.50              4.50
Second Quarter                     4.50              3.47
Third Quarter                      5.25              2.63
Fourth Quarter                     6.38              3.93

Calendar Year 1999
------------------
First Quarter                      7.50              4.75

As of June 1, 1999, there were 2,323 stockholders of record.

The Company has never declared or paid any cash dividends. Although in all other respects the Plan has expired, the Company may not pay any cash dividends to stockholders until it has first paid an additional $1,250,000 to the creditors pursuant to a continuing obligation under the Plan.

Item 6.  Selected Financial Date

               Selected Consolidated Statements of Operations (1)
                             (Dollars in thousands)

                                                            Year Ended March 31,
                                   ---------------------------------------------------------------------
                                    1999 (2)       1998 (3)           1997        1996            1995
                                   ---------      ---------        ---------    ---------      ---------
Revenues:

Home sales                         $  49,992      $  54,401        $  65,156    $  55,983      $  50,347

Interest and other income                335            482              617          792            878
                                   ---------      ---------        ---------    ---------      ---------
                                      50,347         54,883           66,773       56,775         51,225
                                   ---------      ---------        ---------    ---------      ---------
Costs and expenses:

Cost of home sales                    42,236         47,359           57,712       48,425         43,455

Restructuring provision                    -          1,840                -            -              -

Selling, general and
administrative                         6,144          6,137            7,455        6,541          5,673

Interest                                 373            473              545          747            857

Depreciation                              88            158              131           59             81

Reversal of creditor liability(2)     (1,322)             -                -            -              -
                                   ---------      ---------        ---------    ---------      ---------
                                      47,519         55,967           65,843       55,772         50,066
                                   ---------      ---------        ---------    ---------      ---------

Income(loss) before income             2,828         (1,084)             930        1,003          1,159
taxes
                                   ---------      ---------        ---------    ---------      ---------
Provision(benefit) for income            583           (380)             280           60             72
taxes
                                   ---------      ---------        ---------    ---------      ---------
Net income(loss)                      $2,245          ($704)            $650         $943         $1,087
                                   =========      =========        =========    =========      =========

Per Common Share:

Basic net income(loss)                 $2.47          ($.76)            $.71        $1.04          $1.20
                                   =========      =========        =========    =========      =========

Weighted average n umber of
shares used in basic net
income(loss) per share data, as      908,550        928,525         921,675       908,132        908,132
Adjusted for the Reverse Stock
Splits
                                   =========      =========        =========    =========      =========

Diluted net income(loss)               $2.45          ($.76)            $.70        $1.02          $1.18

Weighted average number of
common and common                    917,350        928,525          929,345      920,637        920,099
equivalent shares
                                   =========      =========        =========    =========      =========

                  Selected Consolidated Balance Sheet Data (1)
                             (Dollars in thousands)

                                   March 31,      March 31,      March 31,      March 31,      March 31,
                                    1999          1998 (3)         1997           1996           1995
                                   ---------      ---------      ---------      ---------      ---------
Receivables                        $1,626         $  532         $  949         $1,223         $  444

Collateral for bonds payable        3,199          4,500          4,972          5,871          7,620

Real estate inventory              18,247         20,964         22,654         21,860         16,997

Total assets                       24,768         28,183         31,757         31,527         27,668

Mortgage notes and loans payable    8,571         11,246         13,967         13,814          9,724

Bonds payable                       3,068          4,341          4,800          5,660          7,362

Total liabilities                  16,222         21,749         24,623         25,073         22,177

Stockholders' equity                8,546          6,434          7,134          6,454          5,511

                  --------------------------------------------

(1) In conjunction with the Reorganization, the Company adopted fresh start reporting pursuant to which all assets and assumed liabilities are restated to reflect their reorganization value whiich approximates their fair value at the date of reorganization. Accordingly, the Selected Consolidated Statements of Operations for the period March 31, 1995 through March 31, 1999 and the Selected Consolidated Balance Sheet Data as of March 31, 1995 through March 31, 1999 are not comparable to the related statements for any prior period and as of any prior date.

(2) The Selected Consolidated Statement of Operations for the year ended March 31, 1999 includes income of $1,322,000 resulting from the reversal of an estimated liability to creditors established during the year ended March 31, 1993 for which no payment was required.

(3) The Selected Consolidated Statement of Operations and Selected Consolidated Balance Sheet Data for the year ended March 31, 1998 include a charge for the restructuring of operations of $1,840,000 (i.e. exiting from the Washington, D.C. market).

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

During 1996 and 1997 an adverse housing market in Metropolitan Washington, D.C., especially in the areas in which the Company conducted home building operations, resulted in continued operating losses in the Company's Metropolitan Washington, D.C. subsidiary. Management changes were made and administrative costs were reduced in order to minimize the loss. In addition, several communities in which operations had been poorly performing were abandoned. Notwithstanding those changes, lower operating margins and higher selling expenses continued to adversely affect the Company's ability to restore profitability in the Metropolitan Washington, D.C. market. Accordingly during the quarter ended December 31, 1997 the Board of Directors of the Company approved management's plan to discontinue the building and sale of homes and effect an orderly withdrawal from the Metropolitan Washington, D.C. housing market. Homes for which the Company had entered into non-contingent contracts have been completed and model homes and excess lot inventory have been sold. The only remaining activities are the administrative functions associated with the wind-down of the subsidiary.

Liquidity and Capital Resources
-------------------------------

The consolidated financial statements for the year ended March 31, 1998 include a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C. (See Notes 1 and 11 in Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this report). The Company believes that it has sufficient cash flow and cash on hand to absorb any remaining costs associated with the restructuring.

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

The Company's subsidiary currently has financing agreements in the aggregate amount of $19,900,000 with commercial banks located in the area in which it operates. The terms of these financing agreements vary, are each for one year or more from their date of origination (with expiration dates ranging from July, 1999 to October, 2000), are generally guaranteed by the Company, and are all secured by the related real estate inventory. During the fiscal year ended March 31, 1999 a portion of these agreements up to an aggregate maximum amount of $19,500,000 along with a specific indemnification of certain environmental conditions were guaranteed by the Company's Chairman and President. In consideration thereof the Company agreed to pay a guaranty fee equal to the lessor of $80,000 or 1% of the amount guaranteed. The obligations of the Company's Chairman and President continue during the term of the loan agreement subject to certain ratios and financial performance of the Company which have been satisfied as of March 31, 1999.

The Company generally acquires finished building lots under contracts which spread the acquisition of such lots over a period of time that roughly coincides with the estimated time required for the construction and sale of homes on those lots. At March 31, 1999, the Company had commitments to purchase 635 finished building lots at a total purchase price of approximately $17,270,000 over a four-year period. These commitments assure a continuing supply of finished building lots in the near future. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. Through March 31, 1999, the Company had developed 257 of those lots into finished building lots and had delivered 148 homes on those lots. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short-term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditures but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing market in the area where the Company will continue operations and the ability of the Company to maintain a continual supply of finished building lots will also affect the Company's long-term liquidity. Management believes that the Company currently has adequate financing and liquidity to meet its financial obligations and will be able to fund the acquisition and construction of inventory to support modest growth. However, there is no assurance that such financing will be available to the Company in the future.

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


Results of Operations
---------------------

The following table and the paragraphs that follow set forth certain information with respect to homes delivered and homes sold during the periods presented (dollars in thousands). For comparative purposes, the information has been restated to eliminate the results from restructured operations (i.e. the exiting from the Washington, D.C. market).

                                          Year Ended March 31,
                          -----------------------------------------------------
                              1999                1998                1997
                          -------------      --------------      --------------

Homes delivered
  Units                         354                 321                 309
  Home sales revenue       $ 49,992            $ 42,102            $ 40,282
  Average sales price      $  141.2            $  131.2            $  130.4

Homes sold
  Units                         352                 346                 322
  Sales value              $ 50,351            $ 46,244            $ 41,839
  Average sales price      $  143.0            $  133.7            $  129.9


The increase in home sales revenues for the year ended March 31, 1999 compared to the year ended March 31, 1998 and the increase in home sales revenues for the year ended March 31, 1998 compared to the year ended March 31, 1997 both result from a combination of an increase in the number of units delivered and an increase in the average sales price of the units delivered. The increase in the number of units delivered results generally from a greater number of operating communities and timing factors. The increase in the average sales price results from a wider product range and price increases.

The Company realized an increase in the number of homes sold during the year ended March 31, 1999 compared to the year ended March 31, 1998 and an increase during the year ended March 31, 1998 compared to the year ended March 31, 1997. The increases are attributable to an increase in the number of product types in the communities in which the company builds and a greater number of sales in each community.

The increase in the average sales price of homes sold during the year ended March 31, 1999 compared to the year ended March 31, 1998 and the increase during the year ended March 31, 1998 compared to the year ended March 31, 1997 results from a wider product range and price increases.

The following table sets forth certain information with respect to homes sold under contract but not delivered ("backlog") at the dates shown (dollars in thousands). For comparative purposes the information has been restated to eliminate the results from restructured operations (i.e. the exiting from the Washington D.C. market).

                                          Year Ended March 31,
                          -----------------------------------------------------
                              1999                1998                1997
                          -------------      --------------      --------------
Backlog
   Units                           105                107                  82
   Sales value                $ 15,168           $ 14,676            $ 10,372
   Average sales price        $  144.5           $  137.2            $  126.5


There are no contingent contracts in the backlog.

The number of units in the Company's backlog of sales contracts decreased slightly at March 31, 1999 compared to March 31, 1998. However, the value of its backlog of sales contracts increased. The decrease in the number of units is not material. The increase in the value of the backlog is attributed to an increase in the average sales price per unit resulting from a wider product range and price increases.

The Company realized an annual increase in the number and value of its backlog of sales contracts at March 31, 1998 compared to March 31, 1997. This increase is attributable to a greater number of product types in the communities in which the company builds homes as well as an increase in the number of sales per community. The increase in the average sales price results from a wider product range and price increases.

Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands). Operations for the year ended March 31, 1999 are not comparable to the year ended March 31, 1998 because of the restructuring of operations (i.e. the exiting from the Washington, D.C. market).

                                                                       Year Ended March 31,
                                                   ------------------------------------------------------------
                                                                 1999                            1998
                                                   -----------------------------  -----------------------------
                                                       Dollars            %           Dollars            %
                                                   --------------    -----------  ---------------    ----------
Home sales revenues                                    $49,992         100.0          $54,401          100.0
Cost of home sales                                      42,236          84.5           47,359           87.1
Gross profit                                             7,756          15.5            7,042           12.9
Selling, general and administrative expenses             6,144          12.3            6,137           11.3
Restructuring charge                                         -             -            1,840            3.4
Income  (loss)  before income taxes and reversal          1,506          3.0           (1,084)          (2.0)
of creditor liability
Reversal of creditor liability                            1,322          2.6                -              -
Income (loss) before income taxes                         2,828          5.6           (1,084)          (2.0)


Interest and Other Income

Interest and other income includes $337,000 and $423,000 and interest expense includes $333,000 and $416,000 for the years ended March 31, 1999 and March 31, 1998, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs. The decrease in both income and expense results from decreases in mortgages receivable due to payoffs which reduces the related debt.

Income Taxes

For the year ended March 31, 1999 a provision for income tax of $583,000 was recorded. For the year ended March 31, 1998 a net income tax benefit of $380,000 was recorded. The effective tax rates for years ended March 31, 1999 and 1998 were 21% and 35%, respectively. The change in the effective tax rate results primarily from the reversal of creditor liability which is not subject to income tax .

Restructuring Provision

The year ended March 31, 1998 includes a restructuring charge of $1,840,000 associated with the termination of home-building operations in Metropolitan Washington, D.C.. The year ended March 31, 1999 did not include any restructuring charge.

Creditor Liability

The year ended March 31, 1999 includes a reversal of an estimated liability for potential distributions of cash flow to creditors of $1,322,000. The year ended March 31, 1998 did not include any reversal of creditor liability.


The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).

                                                                       Year Ended March 31,
                                                   ------------------------------------------------------------
                                                                 1999                            1998
                                                   -----------------------------  -----------------------------
                                                       Dollars            %           Dollars            %
                                                   --------------    -----------  ---------------    ----------
Home sales revenues                                    $49,992         100.0          $42,102          100.0
Cost of home sales                                      42,236          84.5           35,759           84.9
Gross profit                                             7,756          15.5            6,343           15.1
Selling, general and administrative expenses             5,690          11.4            4,677           11.1
Income before income taxes                               1,931           3.9            1,497            3.6


Gross profit increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in gross profit is attributed primarily to higher home sales revenues and a decrease in cost of home sales as a percentage of home sales revenues.

Selling, general and administrative expenses for the year ended March 31, 1999 increased in amount and as a percentage of home sales revenues over the prior comparable period. The increase in selling expenses is primarily attributed to the higher home sales revenues. The increase in general and administrative expenses is attributed to higher employment costs and expenses.

The change in pre-tax profit for the year ended March 31, 1999 compared to the year ended March 31, 1998 is a reflection of the changes in gross profit and in selling, general, and administrative expenses as discussed above.

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

                                                                       Year Ended March 31,
                                                   ------------------------------------------------------------
                                                                 1998                            1997
                                                   -----------------------------  -----------------------------
                                                       Dollars            %           Dollars            %
                                                   --------------    -----------  ---------------    ----------
Home sales revenues                                    $54,401         100.0          $66,156          100.0
Cost of home sales                                      47,359          87.1           57,712           87.2
Gross profit                                             7,042          12.9            8,444           12.8
Selling, general and administrative expenses             6,137          11.3            7,455           11.3
Restructuring provision                                  1,840           3.4                -              -
(Loss) income before income taxes                      (1,084)         (2.0)              930            1.4


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

                                                                       Year Ended March 31,
                                                   ------------------------------------------------------------
                                                                 1998                            1997
                                                   -----------------------------  -----------------------------
                                                       Dollars            %           Dollars            %
                                                   --------------    -----------  ---------------    ----------
Home sales revenues                                    $42,102         100.0          $40,282          100.0
Cost of home sales                                      35,759          84.9           34,172           84.8
Gross profit                                             6,343          15.1            6,110           15.2
Selling, general and administrative expenses             4,677          11.1            4,123           10.2
Income before income taxes                               1,497           3.6            1,874            4.7


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

Inflation and Business Cycles

General economic conditions in the United States, and particularly the impact of inflation, availability of funds and other factors on interest rates, affect both the Company's sales and its costs. Inflation can have a long-term impact on the Company because increasing costs of land, materials, and labor result in higher sales prices of its homes. In addition, increases in interest rates on permanent mortgages generally result in reduced sales rates. The Company's business is also affected by local economic conditions, such as unemployment rates and housing demand in the market in which it builds homes. Homebuilding is a cyclical industry in which economic conditions have a substantial impact on operating performance.

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

Substantially all of the Company's computer equipment is relatively new and, when purchased, was and is Year 2000 compliant. To bring its mainframe computer into compliance, the Company has engaged Pro Data Business Computers ("Pro Data") to make the changes in its mainframe computer which are necessary to make it Year 2000 compliant. Pro Data commenced its work during the fiscal quarter ending March 31, 1999 and expects to complete its work prior to September 30, 1999. The Company estimates that the necessary work will cost approximately $5,000. The costs for such work will be expensed. Only limited testing of the Company's computer systems is expected to be necessary.

The costs of purchasing existing Year 2000 compliant computer equipment was approximately $10,000, all of which was financed from working capital and capitalized with a provision for amortization over a period of two years.

The Company believes that its existing software programs are capable of being modified to conform to Year 2000 requirements. The estimated costs of modification of the Company's software programs and the purchase of comparable Year 2000 compliant software will not exceed $5,000. Costs of modifying and purchasing software will be expensed as incurred.

Most of the materials used by the Company in connection with its home-building activities are purchased from local suppliers for whom Year 2000 issues as they relate to the Company are either non-existent or immaterial. The Company has made inquiries of its principal suppliers, i.e., those firms from whom it purchases appliances (General Electric Company), concrete (CSR/Rinker Materials), lumber (Hillsborough Builders Supply) and windows (Norandex) but as yet is not in a position to assess the Year 2000 readiness of such suppliers. Because the Company is a relatively modest customer of the suppliers of certain of those items, management believes that it will have only limited opportunities to engage in interactive testing with such suppliers for the purpose of determining Year 2000 readiness for transactions with them. The Company has received verbal assurances from these principal suppliers as to their readiness.

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


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data

The information required under this item is incorporated herein by reference to the information provided at Pages F-1 through F-20 of this report.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 12. Security Ownership by Certain Beneficial Owners and Management

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of

Stockholders. See Note 10 in Notes to the Consolidated Financial Statements of the Company appearing elsewhere in this report.

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

                                                                            Page
                                                                            ----
               INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES

     Report of Independent Certified Public Accountants ..................   F-1

     Consolidated Balance Sheets as of March 31, 1999 and 1998 ...........   F-2

     Consolidated Statements of Operations for the three years
     ended March 31, 1999 ................................................   F-4

     Consolidated Statements of Changes in Stockholders' Equity
     for the three years ended March 31, 1999 ............................   F-5

     Consolidated Statements of Cash Flows for the three years
     ended March 31, 1999 ................................................   F-6

     Notes to Consolidated Financial Statements ..........................   F-7

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1999.

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

3.1(d) - Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated November 19, 1998.

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


Date:  June 24, 1999     INTERNATIONAL AMERICAN HOMES, INC.



                         By:  /s/ Robert J. Suarez
                              ----------------------------------
                              Robert J. Suarez
                              Chairman of the Board of Directors and President (Principal Executive Officer)



                         By:  /s/ Robert I. Antle
                              ----------------------------------
                              Robert I. Antle
                              Executive Vice President, Secretary,Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                     Title                         Date
     ---------                     -----                         ----

/s/ Robert J. Suarez
-------------------------
Robert J. Suarez                   Chairman of the Board of      June 24, 1999
                                   Directors and President

/s/ Robert I. Antle
-------------------------
Robert I. Antle                    Executive Vice President      June 24, 1999
                                   and Director

/s/ Peter A. Davis
-------------------------
Peter A. Davis                     Vice President and            June 24, 1999
                                   Director

/s/ William D. Aiken
-------------------------
William D. Aiken                   Director                      June 24, 1999

/s/ Dionel Cotanda
-------------------------
Dionel Cotanda                     Director                      June 24, 1999

/s/ James G. Farr
-------------------------
James G. Farr                      Director                      June 24, 1999

/s/ Jeffrey D. Prol
-------------------------
Jeffrey D. Prol                    Director                      June 24, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Stockholders of International American Homes, Inc.:


We have audited the accompanying consolidated balance sheets of International American Homes, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International American Homes, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP



Tampa, Florida
  May 14, 1999

Item 14(a)  Financial Statements


                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS

                                                       March 31,      March 31,
                                                         1999           1998
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS-including $40 and $290
  restricted, respectively                                $1,461         $1,461

RECEIVABLES                                                1,626            532

REAL ESTATE INVENTORY                                     18,247         20,964

COLLATERAL FOR BONDS PAYABLE                               3,199          4,500

PROPERTY AND EQUIPMENT-less accumulated
  depreciation of $513 and $544, respectively                 49             88

OTHER ASSETS                                                 186            638
                                                       ---------      ---------
  TOTAL ASSETS                                           $24,768        $28,183
                                                       =========      =========


The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,      March 31,
                                                         1999           1998
                                                       ---------      ---------

LIABILITIES

MORTGAGE NOTES AND LOANS PAYABLE                        $  8,571       $ 11,246

BONDS PAYABLE                                              3,068          4,341

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   4,403          5,968

CUSTOMER DEPOSITS                                            180            194
                                                       ---------      ---------
  Total Liabilities                                       16,222         21,749
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES                                  -              -

STOCKHOLDERS' EQUITY

PREFERRED STOCK - $.01 par  value; 4,000,000 shares
  authorized; none issued or outstanding                       -              -

COMMON STOCK - $.01 par value; 10,000,000 shares              10             10
  authorized; 985,955 and 986,947 shares issued, respectively; 857,385 and 930,298 shares outstanding, respectively

ADDITIONAL PAID-IN CAPITAL                                 2,267          2,400

RETAINED EARNINGS                                          6,270          4,025

TREASURY STOCK, 128,570 and 56,649 shares, respectively       (1)            (1)
                                                       ---------      ---------
  Total Stockholders' Equity                               8,546          6,434
                                                       ---------      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 24,768       $ 28,183
                                                       =========      =========


The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                  Year Ended March 31,
                                        ----------------------------------------
                                            1999          1998         1997
                                        ------------  ------------  -----------

REVENUES
  Home sales                            $ 49,992       $ 54,401     $ 66,156
  Interest and other income                  355            482          617
                                        --------       --------     --------
                                          50,347         54,883       66,773
                                        --------       --------     --------
EXPENSES
  Cost of home sales                      42,236         47,359       57,712
  Selling, general and administrative      6,144          6,137        7,455
  Interest                                   373            473          545
  Depreciation                                88            158          131
  Restructuring charge                         -          1,840            -
  Reversal of creditor liability          (1,322)             -            -
                                        --------       --------     --------
                                          47,519         55,967       65,843
                                        --------       --------     --------

INCOME (LOSS) BEFORE INCOME TAXES         2,828          (1,084)         930

PROVISION (BENEFIT) FOR INCOME TAXES         583           (380)         280
                                        --------       --------     --------
NET INCOME (LOSS)                       $ 2,245          $ (704)      $  650
                                        ========       ========     ========
BASIC NET INCOME (LOSS) PER SHARE        $ 2.47          $ (.76)      $  .71
                                        ========       ========     ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                                         908,550        928,525      921,675
                                        ========       ========     ========
DILUTED NET INCOME (LOSS) PER SHARE        $2.45         $ (.76)        $.70
                                        ========       ========     ========
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES                                   917,350        928,525      929,345
                                        ========       ========     ========


The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)


                               Common Stock
                         --------------- --- -----------
                         Shares Issued                      Additional
                              and              Amount         Paid-In          Retained        Treasury          Total
                          Outstanding                         Capital          Earnings         Stock
                         ---------------     -----------    -------------     -----------     -----------     ----------
Balance, March 31, 1996         908,131            $  9         $  2,367         $ 4,079           $ (1)        $ 6,454
    Net income                        -               -                -             650              -             650
    Options Exercise             20,000               -               30               -              -              30
                         --------------      ----------     ------------      ----------      ---------      ----------
Balance, March 31, 1997         928,131               9            2,397           4,729             (1)          7,134
    Net loss                          -               -                -            (704)             -            (704)
    Option exercise               2,167               1                3               -              -               4
                         --------------      ----------     ------------      ----------      ---------      ----------
Balance, March 31, 1998         930,298              10            2,400           4,025             (1)          6,434
    Net income                        -               -                -           2,245              -           2,245
    Treasury stock              (71,921)              -            (189)               -              -           (189)
    Other                          (992)              -               56               -              -              56
                         ==============      ==========     ============      ==========      =========      ==========
Balance, March 31, 1999         857,385            $ 10         $  2,267         $ 6,270           $ (1)        $ 8,546
                         ==============      ==========     ============      ==========      =========      ==========


  The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                Year Ended March 31,
                                                                      ---------------------------------------
                                                                          1999          1998         1997
                                                                      ------------  ------------  -----------
Cash flows from operating activities:
   Net income (loss)                                                    $ 2,245       $  (704)      $    650

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                            88           158            131
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                  (1,094)          417            274
     Decrease (increase)  in real estate inventory                        2,717         1,690           (794)
     Decrease (increase) in other assets                                    452           208           (209)
     Decrease in collateral for bonds payable                             1,301           472            899
     (Decrease) increase in accounts payable and accrued liabilities     (1,565)          438            168
     (Decrease) increase in customer deposits                               (14)         (132)            89
                                                                      ---------      --------       --------
Net cash  provided by  operating activities                               4,130         2,547         1,208
                                                                      ---------      --------       --------

Cash flows from investing activities:
     Decrease (increase) in restricted cash                                 250           284            (24)
     Purchase of property and equipment                                     (49)          (97)          (108)
                                                                      ---------      --------       --------
Net cash provided by (used in) investing activities                         201           187           (132)
                                                                      ---------      --------       --------

Cash flows from financing activities:
   Proceeds from exercise of options                                          -             4             30
   Proceeds from mortgage notes and loans payable                         5,185        26,460         38,156
   Payments of mortgage notes and loans payable                          (7,860)      (29,181)       (38,003)
   Repayments of bonds payable - finance subsidiaries                    (1,273)         (459)          (860)
   Purchase of treasury stock                                              (189)            -              -
   Return of unclaimed bankruptcy distributions                              56             -              -
                                                                      ---------      --------       --------
Net cash used in financing activities                                    (4,081)       (3,176)          (677)
                                                                      ---------      --------       --------

Net increase (decrease)  in cash and cash equivalents                       250          (442)           399

Cash and cash equivalents at beginning of period                          1,171         1,613          1,214
                                                                      ---------      --------       --------
Cash and cash equivalents at end of period                              $ 1,421       $ 1,171        $ 1,613
                                                                      =========      ========       ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:

       Interest                                                         $ 1,217       $ 1,704        $ 1,886
                                                                      =========      ========       ========
       Income taxes                                                     $    65       $   133        $   460
                                                                      =========      ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997

NOTE 1 - THE COMPANY

International American Homes, Inc. and subsidiaries (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1983. The Company, through a subsidiary, designs, builds, and sells single-family homes and villas and develops finished building lots, primarily in middle income communities in suburban residential areas in Greater Tampa, Florida.

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C.. Such activities have been terminated.

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The Plan expired on August 12, 1998, with the exception of the continuing dividend restriction (see note 7).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of International American Homes, Inc. and all subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is minimal due to the large number of clients comprising the Company's customer base. Credit losses in the past have not been material.


Earnings per Share

In the fourth quarter of fiscal year 1998, the Company adopted SFAS No. 128, "Earnings per Share". This statement requires the computation and reporting of both "basic" and "diluted" earnings per share.

"Basic earnings per share" is computed as net income divided by the weighted average number of shares outstanding. "Diluted earnings per share" reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following table provides a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

                                                            For the Year Ended March 31,

                                         1999                                1998                               1997
                            ---------------------------------   --------------------------------   --------------------------------
                            Income      Shares         Per      Income      Shares        Per      Income      Shares        Per
                            (loss)                     Share    (loss)                    Share    (loss)                    Share
                            (Numerator) (Denominator)  Amount   (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                            ----------- -------------  ------   ----------- ------------- ------   ----------- ------------- ------
Basic EPS

Income (loss) available to
Common stockholders         $2,245,000  $908,550       $2.47     ($704,000)  928,525      ($.76)    $650,000    921,675      $.71

Effect Of Dilutive
Securities

Options                                    8,800                               N/A                                7,670

                            ----------  --------       -----     ---------   -------      -----     --------    -------      ----
Diluted EPS
Income(loss)
available to common
stockholders
                            $2,245,000  $917,350       $2.45     ($704,000)  928,525      ($.76)    $650,000    929,345      $.70
                            ==========  ========       =====     =========   =======      =====     ========  =========      ====


As of March 31, 1998 there were 61,661 options outstanding which were not included in the calculation of diluted net loss per share because the effect would be antidilutive.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in fiscal year 1999 and the impact was not significant.

NOTE 3 - REAL ESTATE INVENTORY

Real estate inventory consists of the following (in thousands):


                                                              March 31, 1999    March 31, 1998
                                                              --------------    --------------
Accumulated costs of construction completed and in progress        $ 8,468           $ 10,286

Land and land development costs                                      9,610             10,510

Land options and deposits                                              169                168
                                                              ------------      -------------
                                                                   $18,247           $ 20,964
                                                              ============      =============


From time to time as part of the normal operations of the business, a subsidiary of the Company has bought lots or land which another subsidiary of the Company was obligated to buy from a third party seller or which the other subsidiary of the Company owned. Such transactions were at prices approximating fair market value and were not material to the financial statements taken as a whole. The year ended March 31, 1998 included real estate inventory for home-building operations in Metropolitan Washington, D.C..

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):


                                                              March 31, 1999    March 31, 1998
                                                              --------------    --------------
Accounts payable - trade                                           $2,238            $ 2,488
Accrued liabilities                                                 2,165              2,158
Accrued estimated future cash distribution to creditors                 -              1,322
                                                              -----------       ------------
                                                                   $4,403            $ 5,968
                                                              ===========       ============


Accounts payable and accrued liabilities as of March 31, 1999 and March 31, 1998, include liabilities of approximately $40 and $41 respectively, which represent cash to be distributed to the creditors pursuant to the Plan of Reorganization (See Note 7) and accrued expenses related to the bankruptcy. The accrued estimated future cash distribution to creditors at March 31, 1998 was an estimate of future cash distributions to creditors as defined by the Plan of Reorganization established during the year ended March 31, 1993. This liability was reversed during the year ended March 31, 1999 as no payment was required.

NOTE 5 - MORTGAGE NOTES AND LOANS PAYABLE

Mortgage notes and loans payable consist of the following (in thousands):


                                                              March 31, 1999    March 31, 1998
                                                              --------------    --------------
Acquisition and construction loans payable secured by
   real estate inventory, with interest at .50% above
   prime at March 31, 1999                                         $ 8,571           $ 11,246
                                                               ===========      =============


The weighted average principal amount outstanding during the year ended March 31, 1999 was approximately $8,762,000. The maximum principal amount outstanding during the year ended March 31, 1999 was approximately $11,246,000. The weighted average interest rate during the year ended March 31, 1999 was 8.25%. The weighted average interest rate at March 31, 1999 was 8.66%. The prime rate of interest at March 31, 1999 was 7.75%.

Acquisition and construction loans payable at March 31, 1999 are due as follows (in thousands):

                  Year Ending
                    March 31,                  Amount
                  -----------                  ------
                    2000                       $8,171
                    2001                          400
                                               ------
                    Total                      $8,571
                                               ======

The acquisition and construction loans payable are principally payable from the sales proceeds of real estate inventory, generally provide for extensions, and are all secured by real estate inventory. As of March 31, 1999, the Company had approximately $11,329,000 of undrawn commitments for additional construction and land acquisition financing. Interest on the acquisition and construction loans payable is payable monthly.

The Company's loan commitments limit the portion of each home that can be financed to approximately 75% of its value.

The Company capitalized interest of approximately $708,000, $1,153,000 and $1,373,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

The income tax provision (benefit) consists of the following (in thousands):


                                                  Year Ended March 31,
                                        ---------------------------------------
                                            1999           1998        1997
                                        -------------- ------------ ------------
Current
  Federal                                   $   -          $ (105)     $ 280
  State                                        83              73         69
                                        ---------      ----------   --------
                                               83             (32)       349
                                        ---------      ----------   --------
Deferred
  Federal                                     500            (348)       (69)
  State                                         -               -          -
                                        ---------      ----------   --------
                                              500            (348)       (69)
                                        ---------      ----------   --------
Provision (benefit) for income taxes        $ 583          $ (380)     $ 280
                                        =========      ==========   ========


The provision (benefit) for income taxes at the effective rate of 21% differs from the Federal statutory corporate tax rate as follows (in thousands):

                                                  Year Ended March 31,
                                        ---------------------------------------
                                            1999           1998        1997
                                        -------------- ------------ ------------


Federal income tax at 34% statutory rate    $ 962          $ (393)     $ 316

State income tax, net of Federal benefit       55              48         37

Reversal of creditor liability               (449)              -          -

Other                                          15             (35)       (73)
                                        ---------      ----------   --------
                                            $ 583          $ (380)     $ 280
                                        =========      ==========   ========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for March 31, 1999 and 1998 are as follows (in thousands):

                                                                                Deferred
                                                          March 31, 1998    Expense (Benefit)     March 31, 1999
                                                       ------------------   -----------------   ------------------
  Differences in the tax basis and the book basis
  of -
  Real Estate Inventory                                            $ (54)              $  (3)              $ (57)
  Installment sales                                                  179                 (51)                128
  Other                                                             (397)                250                (147)
  Loss carryforwards                                                (756)                304                (452)
  Valuation allowance                                                486                   0                 486
                                                       -----------------   -----------------    ----------------
  Net Deferred Tax Asset                                           $(542)              $ 500               $ (42)
                                                       =================   =================    ================


At March 31, 1999, the Company had Federal income tax loss carryforwards of approximately $1,250,000 that expire at approximately $150,000 per year through 2008.

The Company has provided a valuation allowance on the net deferred tax assets which primarily results from the restricted use of net operating loss carryforwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At March 31, 1999, the Company had commitments to purchase 635 finished building lots, providing for an aggregate purchase price of approximately $17,270,000 over a four-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments.

Suarez Housing Corporation, a subsidiary of the Company, has an employment agreement with the Company's Chairman and President expiring August 12, 2001, currently providing for base compensation of $325,000 per annum.

At March 31, 1999, the Company had open letters of credit and guarantees totaling approximately $1,361,000 to secure performance obligations.

The Company currently occupies office space under an operating lease agreement expiring September 30, 2004. The Company also leases storage space on a month-to-month basis. Prior to the year ending March 31, 1999, the Company had leased model home furniture under other operating lease agreements. The total rental expense incurred under these leases was approximately $60,000, $349,000, and $299,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

The future minimum rental payments under these operating leases as of March 31, 1999 are as follows:

                      Year Ending
                      March 31,             Amount
                      -----------          --------
                      2000                 $ 57,040
                      2001                   60,066
                      2002                   61,757
                      2003                   63,448
                      2004                   65,139
                      Thereafter             32,992
                                           --------
                      Total                $340,442
                                           ========

The Plan of Reorganization provided for distributions equal to 50 percent of future cash flows (as defined in the Plan), if any, for the periods ending June 30, 1993 through June 30, 1998. The Company calculated the cash flow (as defined in the Plan) for the six year period ended June 30, 1998 and determined that there was no excess cash flow (as defined in the Plan) for that six year period and accordingly no distribution to creditors was required. During the year ended March 31, 1993, the Company estimated the initial liability for these potential distributions in the amount of $1,322,000 and such amount was included in Accounts Payable and Accrued Liabilities on the accompanying consolidated balance sheets (See Note 4). During the year ended March 31, 1999, the Company reversed the estimated liability and recognized income of $1,322,000.

The Plan also required that before the Company can pay any dividends to stockholders it must first pay to certain holders of creditor's claims $1,250,000. The Plan also contained other restrictive covenants regulating various aspects of the Company's operations. With the exception of the dividend restriction which continues, all other restrictive covenants expired on August 12, 1998.

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - COMMON STOCK AND STOCK OPTIONS

On February 13, 1997, an option for 33,333 shares of common stock at a purchase price of $3.94 per share was granted to the Chairman and President of the Company. The exercise price equaled the market price on the date of grant. The option is exercisable over a four-year period commencing one year after the date granted on a cumulative basis of 10%, 30%, 60% and 100%, respectively, for each year subsequent to the grant date. All shares must be purchased by February 12, 2007.

On August 11, 1997, an option for 16,666 shares of common stock at a purchase price of $4.50 per share was granted to the Executive Vice President of the Company. The exercise price equaled the market price on the date of grant. The option is exercisable over a four-year period commencing one year after the date granted on a cumulative basis of 10%, 30%, 60% and 100%, respectively, for each year subsequent to the grant date. All shares must be purchased by August 10, 2007.

At the 1998 Annual Meeting of Stockholders the stockholders approved a proposal to adopt an amendment (the "Amendment"), to the Company's restated Certificate of Incorporation to effect a 1-for-3 reverse stock split of the Company's issued and outstanding common stock. The Amendment did not change the par value of the common stock which remained at $.01 per share or the number of authorized shares which remained at 10 million. The Amendment became effective on December 1, 1998 with the filing of a Certificate of Amendment with the Secretary of State of Delaware. The effect of the reverse stock split has been retroactively reflected in the consolidated statements for all periods presented.

On February 11, 1999, an option for 10,000 shares of common stock at a purchase price of $5.00 per share was granted to a Vice President of the Company. The exercise price equals the market price on the date of grant. The option is exercisable over a four-year period commencing one year after the date granted on a cumulative basis of 10%, 30%, 60% and 100%, respectively, for each year subsequent to the grant date. All shares must be purchased by February 11, 2009.

The Company has a Non-Qualified Stock Option Plan for which 50,000 shares of common stock have been reserved for issuance under this plan. All grants of options pursuant to this plan must be approved by the Board of Directors and the exercise price equals the market price at the date of grant. There are 43,001 shares available to be issued pursuant to the Non-Qualified Stock Option Plan.

At the 1995 Annual Meeting of Stockholders the stockholders approved a proposal to adopt a Non-Employee Directors Stock Option Plan. Pursuant to the Non-Employee Directors Stock Option Plan, options to purchase 1,666 shares of common stock were granted to each of the Company's non-employee Directors. Four Directors received options to purchase 1,666 shares each in June 1995, two Directors received options to purchase 1,666 shares each in September 1995 and one Director received an option to purchase 1,666 shares in September 1996 upon election as a Director. Five Directors received options to purchase 1,666 shares each in September 1998. These options are exercisable 33% one year from the date of grant, 33% two years from the date of grant, and 34% three years from the date of grant. All options expire 5 years from the date of grant. All options granted must be approved by the Board of Directors and exercise price equals market at the date of grant.

A summary of the status of the Company's stock option plans and options granted at March 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                  1999 Fiscal Year         1998 Fiscal Year          1997 Fiscal Year
                              -----------------------  -----------------------    ---------------------
                                             Weighted                 Weighted                 Weighted
                                             Average                  Average                  Average
                                             Exercise                 Exercise                 Exercise
                                 Shares       Price      Shares        Price        Shares       Price
                              -----------    --------  -----------    ----------  ----------   --------
Outstanding,
beginning of period                61,661     $4.20         48,328     $ 3.90         33,333   $ 2.46
Granted                            18,330     $4.77         16,666     $ 4.50         34,995   $ 3.93
Exercised                               -         -         (2,166)    $(1.50)       (20,000)  $(1.56)
Expired                                 -         -         (1,167)    $(1.50)             -        -
                              -----------              -----------                 ---------
Outstanding, end of period         79,991     $4.33         61,661     $ 4.20         48,328   $ 3.90
                              ===========              ===========                 =========

Exercisable at end of              22,772     $4.28         13,883     $ 4.44          9,933   $ 3.57
period
Weighted average
fair value of options
granted                            18,330     $3.22         16,666     $ 4.14         34,995   $ 3.90


The 79,991 options outstanding at March 31, 1999 have exercise prices between $3.00 and $5.44, with a weighted average exercise price of $4.33 and a weighted average remaining contractual life of 6.8 years. There are 22,772 of these options exercisable with a weighted average exercise price of $4.28.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The Company has adopted SFAS 123 for disclosure purposes.

For SFAS 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively: risk-free rates of return of 5.26%, 6.36% and 6.42%; expected dividend yields of 0.00%, 0.00%, and 0.00%;

expected lives of 7.27 years, 10 years and 9.76 years and expected volatility of 65.86%, 101.03% and 153.45%.

Had the compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                Year Ended March 31,
                                           1999            1998          1997
                                           ----            ----          ----

Net income (loss):     As Reported      $2,245,000      $(704,000)     $650,000

                       Pro Forma        $2,223,000      $(777,000)     $582,000

Basic net income       As Reported           $2.47         $(0.76)        $0.71
(loss) per share:
                       Pro Forma             $2.45         $(0.84)        $0.63

Diluted net income     As Reported           $2.45         $(0.76)        $0.70
(loss) per share:
                       Pro Forma             $2.42         $(0.84)        $0.63


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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)

                                        March 31, 1999     March 31, 1998
                                        --------------     --------------

Assets:
  Collateral for bonds payable              $ 3,199             $ 4,500
  Other assets                                    3                   6
                                        -----------        ------------
  Total Assets                              $ 3,202             $ 4,506
                                        ===========        ============
Liabilities and Equity:
  Bonds payable                             $ 3,068             $ 4,341
  Equity and intercompany advances              134                 165
                                        -----------        ------------
  Total Liabilities and Equity              $ 3,202             $ 4,506
                                        ===========        ============


                         Condensed Statements of Income
                                   (Unaudited)

                                         Year Ended March 31,
                              -------------------------------------------
                                   1999           1998           1997
                              ------------   ------------    ------------
Revenues                             $ 337          $ 423           $ 483
                              ============   ============    ============
Income before income taxes           $   4          $   7           $  12
                              ============   ============    ============

NOTE 10 - RELATED PARTY TRANSACTIONS

During the fiscal year ending March 31, 1999, a portion of a financing agreement with a maximum aggregate amount of $19,500,000 including a specific indemnification of certain environmental conditions was guaranteed by the Company's Chairman and President. In consideration thereof the Company agreed to pay a guaranty fee equal to the lessor of $80,000 or 1% of the amount guaranteed. The obligations of the Company's Chairman and President continue during the term of the loan agreement subject to certain ratios and financial performance of the Company which have been satisfied as of March 31, 1999. The Company has agreed to indemnify the President and Chairman in the event that this personal guarantee is called.

A member of the Board of Directors is Vice President and Director of a company which during the year ended March 31, 1999 sold lumber and certain other building material products in the amount of approximately $4,625,000 to Suarez Housing Corporation, a subsidiary of the Company. Suarez Housing Corporation purchases all of its requirements for those products from this company.

A member of the Board of Directors is the sole stockholder and President and Chief Executive Officer of Paramount Title Corporation. During the years ended March 31, 1999, 1998 and 1997, Paramount Title Corporation provided settlement and title insurance services for substantially all the homes sold by Suarez Housing Corporation.

NOTE 11- RESTRUCTURING CHARGE

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

The consolidated financial statements for the year ended March 31, 1998 include a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C.. The restructuring charge of $1,840,000 includes the following: $701,000 for selling expenses; $277,000 for write-off of deferred charges; $327,000 for loss on remaining homes; and $535,000 for administrative and other. At March 31, 1999 $6,000 of the restructuring charge is included in Accounts Payable and Accrued Liabilities.