Form 10-Q
period 1999-06-30
INTERNATIONAL AMERICAN HOMES INC
filed 1999-08-16
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                 TO
                                            ---------------    ---------------

                         COMMISSION FILE NUMBER 0-13800

                       INTERNATIONAL AMERICAN HOMES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        22-2472608
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)

                  9950 Princess Palm Ave., Suite 112, Tampa, FL
            33619 (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (813) 664-1100

                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of July 31, 1999, the number of shares outstanding of the registrant's common stock, par value $.01, was 870,880.

================================================================================
                            Total number of pages: 16

                       INTERNATIONAL AMERICAN HOMES, INC.

                                AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information:

   Item 1. Financial Statements

           Consolidated Balance Sheets (Unaudited) as of June
           30, 1999 and March 31, 1999 ........................................3

           Consolidated Statements of Income and Retained
           Earnings (Unaudited) for the three months ended
           June 30,1999 and 1998 ..............................................5

           Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended June 30, 1999 and 1998 ..................6

           Notes to Consolidated Financial Statements (Unaudited)..............7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................................9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ........15

Part II.   Other Information:

   Item 2. Changes in Securities and Use of Proceeds..........................15

   Item 6. Exhibits and Reports on Form 8-K...................................15

Signatures ...................................................................16

Part I. Financial Information

                                     ITEM 1

                              FINANCIAL STATEMENTS

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                 June 30, 1999   March  31, 1999
                                                 -------------   ---------------

CASH AND CASH EQUIVALENTS - including $40 and       $ 2,077          $ 1,461
    $40 restricted, respectively
RECEIVABLES                                           1,306            1,626
REAL ESTATE INVENTORY                                17,640           18,247
COLLATERAL FOR BONDS PAYABLE                          2,926            3,199
PROPERTY AND EQUIPMENT - less accumulated
    depreciation of $545 and
    $513, respectively                                   17               49

OTHER ASSETS                                             28              186
                                                    -------          -------


         TOTAL ASSETS                               $23,994          $24,768
                                                    =======          =======

        The accompanying notes are an integral part of these consolidated balance sheets.

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30, 1999      March 31, 1999
                                              -------------      --------------

LIABILITIES

MORTAGE NOTES AND LOANS PAYABLE                 $  8,318             $  8,571
BONDS PAYABLE                                      2,808                3,068
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           3,715                4,403
CUSTOMER DEPOSITS                                    235                  180
                                                --------             --------
    Total Liabilities                             15,076               16,222
                                                --------             --------

STOCKHOLDERS' EQUITY

PREFERRED STOCK - $.01 par value; 4,000,000
    shares authorized; none
    issued or outstanding                             --                   --
COMMON STOCK - $.01 par value; 10,000,000
    shares authorized; 1,000,952
    and 985,955 shares issued, respectively;
    869,214 and 857,385 shares outstanding,
    respectively                                      10                   10
ADDITIONAL PAID-IN CAPITAL                         2,323                2,267
RETAINED EARNINGS                                  6,586                6,270
TREASURY STOCK - 131,738 and 128,570 shares,
    respectively                                      (1)                  (1)
                                                --------             --------
    Total Stockholders' Equity                     8,918                8,546
                                                ========             ========

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 23,994             $ 24,768
                                                ========             ========

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

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
                   EARNINGS (Dollars in thousands, except per
                                 share amounts)

                                   (Unaudited)

                                        Three Months Ended June 30,
                                           ---------------------
                                             1999        1998
                                           ---------   ---------

REVENUES
    Home sales                             $  14,030   $  14,551
    Interest and other income                     79          75
                                           ---------   ---------
                                              14,109      14,626
                                           ---------   ---------
COSTS AND EXPENSES
    Cost of home sales                        11,792      12,276
    Selling, general and administrative        1,679       1,589
    Interest                                      70          83
    Depreciation                                  30          24
    Restructuring provision                       50          --
    Reversal of creditor liability                --      (1,322)
                                           ---------   ---------
                                              13,621      12,650
                                           ---------   ---------
INCOME BEFORE INCOME TAXES                       488       1,976
PROVISION FOR INCOME TAXES                       172         270
                                           ---------   ---------
NET INCOME                                       316       1,706
RETAINED EARNINGS, BEGINNING OF PERIOD         6,270       4,025
                                           =========   =========
RETAINED EARNINGS, END OF PERIOD           $   6,586   $   5,731
                                           =========   =========

BASIC NET INCOME PER SHARE                 $     .37   $    1.84
                                           =========   =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (as adjusted for the
 reverse stock split effective on
 December 1, 1998)                           858,355     926,965
                                           =========   =========
DILUTED NET INCOME PER SHARE               $     .36   $    1.84
                                           =========   =========
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES (as adjusted
 for the reverse stock split effective
 on December 1, 1998)                        875,708     926,965
                                           =========   =========


              The accompanying notes are an integral part of these
                            consolidated statements.

               INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Three Months Ended June 30,
                                                                    ------------------
                                                                      1999      1998
                                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   316    $ 1,706
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Reversal of creditor liability                                    --     (1,322)
       Depreciation                                                      30         24
Changes in operating assets and liabilities
       Decrease (Increase) in receivables                               320     (2,142)
       Decrease in real estate inventory                                607      3,647
       Decrease in collateral for bonds payable                         273        251
       Decrease in accounts payable and accrued liabilities            (688)      (601)
       Increase (Decrease) in customer deposits                          55        (58)
       Decrease  in other assets                                        158        137
                                                                    -------    -------
Net cash  provided  by operating activities                           1,071      1,642
                                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease in restricted cash                                       --        239
       Property and equipment, net                                        2          2
                                                                    -------    -------
Net cash provided by investing activities                                 2        241
                                                                    -------    -------
CASH FLOWS USED IN FINANCING ACTIVITIES:
       Proceeds from mortgage notes and loans payable                    --      2,671
       Payments of mortgage notes and loans payable                    (253)    (5,264)
       Repayments of bonds payable - finance subsidiaries              (260)      (243)
       Proceeds from stock options exercised                             57         --
       Purchase of  treasury stock                                      (16)       (15)
       Return of unclaimed bankruptcy distributions                      15         --
                                                                    -------    -------
Net cash  used in financing activities                                 (457)    (2,851)
                                                                    -------    -------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                   616       (968)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,421      1,171
                                                                    =======    =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,037    $   203
                                                                    =======    =======
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                    $   243    $   332
                                                                    =======    =======
        Income taxes                                                $    85    $     0
                                                                    =======    =======

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

NOTE 3 - PLAN OF REORGANIZATION

On April 16, 1990, the Company and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The plan expired on August 12, 1998 with the exception of a continuing dividend restriction. The dividend restriction requires that before the Company can pay any dividends to stockholders it must first pay to certain holders of creditor's claims $1,250,000.

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

NOTE 4 - REAL ESTATE INVENTORY

Real estate inventory consists of the following ( in thousands):

                                         June 30, 1999     March 31, 1999
                                         -------------     --------------
Accumulated costs of construction
  completed and in progress                 $ 8,007           $ 8,468
Land and land development costs               9,476             9,610
Land options and deposits                       157               169
                                            -------           -------
                                            $17,640           $18,247
                                            =======           =======

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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)

                                            June 30, 1999     March 31, 1999
                                            -------------     --------------
Assets:
    Collateral for bonds payable               $2,926             $3,199
     Other Assets                                   2                  3
                                               ------             ------
Total Assets                                   $2,928             $3,202
                                               ======             ======
Liabilities and Equity:
    Bonds payable                              $2,808             $3,068
    Equity and intercompany advances              120                134
                                               ------             ------
Total Liabilities and Equity                   $2,928             $3,202
                                               ======             ======

                       Condensed Statements of Operations
                                   (Unaudited)

                                            Three Months Ended June 30,
                                            ---------------------------
                                                1999          1998
                                                ----          ----
Revenues - Interest and other income             $67           $86
                                                 ===           ===
Income before income taxes                       $ 2           $ 3
                                                 ===           ===

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the quarter ended June 30, 1999 an additional charge of $50,000 was taken to reflect the current period estimate for completing the termination of home-building operations in Metropolitan Washington, D.C. The interim Consolidated Financial Statements at June 30, 1999 reflect a liability of $44,000 representing the remaining balance of the additional restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C.. Although the Company believes that the remaining provision is sufficient based on current period estimates, the actual cost may be greater or less. (See note 1)

At June 30, 1999, the Company had commitments to purchase 567 finished building lots in the Greater Tampa area at a total purchase price of approximately $15,627,000 over a three-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

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

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this Item 2 and Notes to Financial Statements (Unaudited) and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements." Such forward- looking statements include expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the demographic trends and other conditions impacting the housing market in the areas in which the Company operates, competition in such areas, the availability of financing, litigation outcomes, and general economic and business conditions, which may impact levels of disposable income of potential home buyers.

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Financial Statements for the quarter ended June 30, 1999 reflect a liability of $44,000 representing the remaining balance of the additional restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C.. (see note 1) The actual cost may be greater or less than the remaining provision. The Company believes that it has sufficient cash flow on hand to absorb the remaining costs associated with the restructuring.

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

The Company currently has financing agreements in the aggregate amount of $23,280,000 with commercial banks located in the areas in which its subsidiary operates. The terms of these financing agreements vary, are each for one year or more from their date of origination, are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee a portion of the financing agreements including a specific indemnification of certain environmental conditions. The obligations of the Company's Chairman and President continue during the term of the loan agreement subject to certain ratios and financial performance of the Company which have been satisfied at June 30, 1999.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At June 30, 1999, the Company had commitments to purchase 567 finished building lots in the Greater Tampa area at a total purchase price of approximately $15,627,000 over a three-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $157,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At June 30, 1999, the Company had developed 257 of those undeveloped lots into finished building lots and delivered 164 homes on those lots in prior periods up to and including June 30, 1999. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditure but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing market in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots will also affect the Company's long-term liquidity. Management believes that the Company currently has adequate financing and liquidity to meet its short-term financial obligations and to fund the short-term acquisition and construction of inventory. However, there is no assurance that such financing will be available to the Company in the future. In addition, homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.

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

Substantially all of the Company's computer equipment is relatively new and, when purchased, was and is Year 2000 compliant. To bring its mainframe computer into compliance, the Company has engaged Pro Data Business Computers ("Pro Data") to make the changes in its mainframe computer which are necessary to make it Year 2000 compliant. Pro Data commenced its work during the fiscal quarter ending March 31, 1999 and expects to complete its work prior to September 30, 1999. The Company estimates that the necessary work will cost approximately $20,000. The costs for such work will be expensed. Only limited testing of the Company's computer systems is expected to be necessary.

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

                                           Three Months Ended
                                                June 30,
                                          ---------------------
                                           1999           1998
                                          -------       -------
Homes delivered
    Units                                      93           109
    Home sales revenue                    $14,030       $14,551
    Average sales price                   $ 150.9       $ 133.5
Homes sold
    Units                                     110            94
    Sales value                           $16,646       $13,137
    Average sales price                   $ 151.3       $ 139.8

                                                June 30,
                                          ---------------------
                                           1999           1998
                                          -------       -------
Backlog
    Units                                     122            92
    Sales value                           $17,831       $13,301
    Average sales price                   $ 146.2       $ 144.6

The decrease in home sales revenues for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 results from a decrease in the number of units delivered substantially offset by an increase in average sales price of the units delivered. The decrease in the number of units delivered results generally from timing factors. The increase in the average sales price results from a wider product range and price increases.

The Company realized an increase in the number of homes sold during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase is attributed to an increase in the number of operating communities and a greater number of sales in each community.

The increase in the average sales price of homes sold during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 results from a wider product range and price increases.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                       Three Months Ended June 30,
                                                    ---------------------------------
                                                          1999              1998
                                                    ---------------   ---------------
                                                    Dollars     %     Dollars     %
                                                    -------   -----   -------   -----
Home sales revenues                                 $14,030   100.0   $14,551   100.0
Cost of home sales                                   11,792    84.0    12,276    84.4
Gross profit                                          2,238    16.0     2,275    15.6
Selling, general and administrative expenses          1,679    12.0     1,589    10.9
Income before restructuring charge, reversal of
creditor liability and income taxes                     538     3.9       654     4.5
Restructuring charge                                     50      .4        --      --
Reversal of creditor liability                           --      --     1,322     9.1
Income before income taxes                              488     3.5     1,976    13.6

Gross profit decreased for the three months ended June 30, 1999 while gross profit as a percentage of home sales revenues increased. The decrease in gross profit is attributed to the reduction in home sales revenues, partially offset by the higher gross profit percentage.

Selling, general and administrative expenses for the three months ended June 30, 1999 increased in amount and as a percentage of home sales revenues over the prior comparable period. Selling expenses were constant in amount but increased as a percentage of home sales revenues. The increase in percentage is attributed to the absorption of fixed costs and other selling expenses over lower home sales revenues. The increase in general and administrative expenses is attributed primarily to higher employment costs. General and administrative expenses increased as a percentage of home sales revenues as a result of the increased costs and the reduction in home sales revenues.

The change in income before restructuring charge, reversal of creditor liability and income taxes for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 reflects the changes in gross profit and selling, general and administrative expenses.

The reversal of creditor liability results from the elimination of the estimated liability for potential distributions of cash flow to creditors provided during the year ended March 31, 1993. (see note 3, "plan of reorganization")

The change in income before income taxes for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 reflects the changes in all the components of income and expense set forth above.

For the three months ended June 30, 1999 and June 30, 1998 a provision for income taxes of $172,000 and $270,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $67,000 and $86,000 and interest expense include $65,000 and $83,000 for the three months ended June 30, 1999 and June 30, 1998 respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortage obligations through participation in various multi-builder bond programs.

ITEM 3

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

                                            INTERNATIONAL AMERICAN HOMES, INC.

Date: August 12, 1999               By: /s/ ROBERT J. SUAREZ
                                       --------------------------------------
                                    Robert J. Suarez
                                    President

Date: August 12, 1999               By: /s/ ROBERT I. ANTLE
                                       --------------------------------------
                                    Robert I. Antle
                                    Executive Vice President, Treasurer, and
                                    Chief Financial Officer