Form 10-K/A
period 1999-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1999-08-19
CIK 760678

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          FORM 10-K/A (Amendment No. 1)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of June 1, 1999, the number of shares outstanding of the registrant's common stock, $.01 par value, was 855,883. As of June 1, 1999 the aggregate market value of the registrant's common stock held by non-affiliates was $2,625,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
================================================================================

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                                   FORM 10-K/A

This Amendment No. 1 is filed to include the information required by Part III of Form 10-K. The Registrant originally excluded the information required by Part III of Form 10-K because the Registrant intended to incorporate that information by reference to its proxy statement to be filed in connection with the 1999 annual meeting of its stockholders. However, the Registrant will not file its definitive proxy statement within the required 120 days of the end of its fiscal year end and, therefore, is required to file this Amendment. Except for the amended and restated Items 10, 11, 12 and 13, the additional disclosure under the subparagraph entitled "Subcontractors and Suppliers" of Item 1, and the addition of exhibits 10.9 through 10.13 to Item 14, no other Item of this Annual Report on Form 10-K has been amended.


                                      Index

                                                                            Page
Part I.

    Item 1.       Business ...................................................3
    Item 2.       Properties .................................................7
    Item 3.       Legal Proceedings ..........................................7
    Item 4.       Submission of Matters to a Vote of Security Holders.........7

Part II.

    Item 5.       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................8
    Item 6.       Selected Financial Data ...................................10
    Item 7        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................12
    Item 8.       Financial Statements and Supplementary Data ...............21
    Item 9.       Change in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................21

Part III.

    Item 10.      Directors and Executive Officers of the Registrant ........21
    Item 11.      Executive Compensation ....................................25
    Item 12.      Security Ownership by Certain Beneficial Owners and
                  Management.................................................28
    Item 13.      Certain Relationships and Related Transactions ............30


Part IV.


    Item 14.      Exhibits, Financial Statements, Schedules, and Reports
                  on Form 8-K............................................... 30

Signatures ................................................................. 35

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

During the fiscal year ended March 31, 1998, and in prior years, the Company also conducted home building activities in Metropolitan Washington, D.C. Such activities have been terminated. See Notes 1 and 11 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.

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

                               Home Sales Revenue
                             (Dollars in thousands)


                                                                 Year Ended March 31,
                                   ---------------------------------------------------------------------------------
                                             1999                        1998                       1997
                                   ---------------------------------------------------------------------------------
    Market Area
    -----------
Greater Tampa, Florida                              $ 49,992                    $ 42,102                   $ 40,282
Metropolitan Washington, D.C.*                             0                      12,299                     25,874
                                   ---------------------------------------------------------------------------------
   Total*                                           $ 49,992                    $ 54,401                   $ 66,156
                                   ---------------------------------------------------------------------------------

                            Number of Homes Delivered


                                                                 Year Ended March 31,
                                   ---------------------------------------------------------------------------------
                                             1999                        1998                       1997
                                   ---------------------------------------------------------------------------------
    Market Area
    -----------
Greater Tampa, Florida                                   354                         321                        309
Metropolitan Washington, D.C. *                            0                          56                        123
                                   ---------------------------------------------------------------------------------
   Total*                                                354                         377                        432
                                   ---------------------------------------------------------------------------------

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

Subcontractors and Suppliers


The Company constructs homes utilizing subcontractors who operate under the supervision of the Company's staff. The subcontracts are generally fixed-price, short-term agreements. Building materials and subcontractors are readily available in the areas where the Company constructs its homes. Although the Company believes that no relationship with any particular supplier or subcontractor is material to its operations, the Company purchases substantially all of its requirements for lumber and certain other building material products for the homes that it builds in Greater Tampa, Florida from one supplier, Robbins Manufacturing Company, whose Vice President is Mr. Dionel Cotanda, a member of the Company's Board of Directors. Mr. Cotanda is also a director of Robbins Manufacturing Company. The Company does not believe that this relationship results in any significant risk to the Company.


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

Customer Financing

The Company assists customers in arranging permanent mortgage financing by providing information regarding potential mortgage lenders. There currently is an adequate supply of competitively priced permanent mortgages available from unrelated sources to satisfy the needs of home buyers.

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

Item 6.  Selected Financial Data

               Selected Consolidated Statements of Operations (1)
                             (Dollars in thousands)

                                                                      Year Ended March 31,
                                    ------------------------------------------------------------------------------------------------
                                        1999 (2)          1998 (3)             1997              1996              1995
                                    ------------------------------------------------------------------------------------------------
Revenues:
Home sales                                   $49,992             $54,401          $65,156            $55,983          $50,347
Interest and other income                        355                 482              617                792              878
                                    ------------------------------------------------------------------------------------------------
                                              50,347              54,883           66,773             56,775           51,225
                                    ------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of home sales                            42,236              47,359           57,712             48,425           43,455
Restructuring provision                            -               1,840                -                  -                -
Selling, general and administrative            6,144               6,137            7,455              6,541            5,673
Interest                                         373                 473              545                747              857
Depreciation                                      88                 158              131                 59               81
Reversal of creditor liability(2)            (1,322)                   -                -                  -                -
                                    ------------------------------------------------------------------------------------------------
                                              47,519              55,967           65,843             55,772           50,066
                                    ------------------------------------------------------------------------------------------------
Income (loss) before income taxes              2,828             (1,084)              930              1,003            1,159
                                    ------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes             583               (380)              280                 60               72
                                    ------------------------------------------------------------------------------------------------
Net income (loss)                             $2,245              ($704)             $650               $943           $1,087
                                    ------------------------------------------------------------------------------------------------
Per Common Share:
Basic net income (loss)                        $2.47              ($.76)             $.71              $1.04            $1.20
                                    ================================================================================================
Weighted average number of shares
used in basic net income (loss) per
share data, as adjusted for the Reverse      908,550             928,525          921,675            908,132          908,132
                                    ================================================================================================
Stock Splits
Diluted net income (loss)                      $2.45              ($.76)             $.70              $1.02            $1.18
Weighted average number of common
and common equivalent shares                 917,350             928,525          929,345            920,637          920,099
                                    ================================================================================================

                  Selected Consolidated Balance Sheet Data (1)
                             (Dollars in thousands)

                                     March 31,      March 31,      March 31,      March 31,        March 31,
                                       1999         1998 (3)         1997            1996            1995
                                  ---------------------------------------------------------------------------
Receivables                       $     1,626    $       532    $       949    $      1,223    $         444
Collateral for bonds payable            3,199          4,500          4,972           5,871            7,620
Real estate inventory                  18,247         20,964         22,654          21,860           16,997
Total assets                           24,768         28,183         31,757          31,527           27,668
Mortgage notes and loans payable        8,571         11,246         13,967          13,814            9,724
Bonds payable                           3,068          4,341          4,800           5,660            7,362
Total liabilities                      16,222         21,749         24,623          25,073           22,177
Stockholders' equity                    8,546          6,434          7,134           6,454            5,511

                 ----------------------------------------------

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


                                                                 Year Ended March 31,
                                   ---------------------------------------------------------------------------------
                                             1999                        1998                       1997
                                   ---------------------------------------------------------------------------------
Home delivered
    Units                                               354                        321                     309
    Home sales revenue                              $49,992                    $42,102                 $40,282
    Average sales price                             $ 141.2                    $ 131.2                 $ 130.4
Home sold
    Units                                               352                        346                     322
    Sales value                                     $50,351                    $46,244                 $41,839
    Average sales price                             $ 143.0                    $ 133.7                 $ 129.9

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


                                                                 Year Ended March 31,
                                   ---------------------------------------------------------------------------------
                                             1999                        1998                       1997
                                   ---------------------------------------------------------------------------------
Backlog
    Units                                               105                        107                      82
    Sales value                                     $15,168                    $14,676                 $10,372
    Average sales price                             $ 144.5                    $ 137.2                 $ 126.5

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

                                                                          Year Ended March 31,
                                                 -------------------------------------------------------------------
                                                                 1999                            1998
                                                 -------------------------------------------------------------------
                                                          Dollars         %               Dollars         %
                                                 -------------------------------------------------------------------
Home sales revenues                                       $49,992            100.0        $54,401            100.0
Cost of home sales                                         42,236             84.5         47,359             87.1
Gross profit                                                7,756             15.5          7,042             12.9
Selling, general and administrative
expenses                                                    6,144             12.3          6,137             11.3
Restructuring charge                                            -                -          1,840              3.4
Income (loss) before income taxes and
reversal of creditor liability                              1,506              3.0         (1,084)            (2.0)
Reversal of creditor liability                              1,322              2.6              -                -
Income (loss) before income taxes                           2,828              5.6         (1,084)            (2.0)

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

Income Taxes

For the year ended March 31, 1999 a provision for income tax of $583,000 was recorded. For the year ended March 31, 1998 a net income tax benefit of $380,000 was recorded. The effective tax rates for years ended March 31, 1999 and 1998 were 21% and 35%, respectively. The change in the effective tax rate results primarily from the reversal of creditor liability which is not subject to income tax.

Restructuring Provision

The year ended March 31, 1998 includes a restructuring charge of $1,840,000 associated with the termination of home-building operations in Metropolitan Washington, D.C. The year ended March 31, 1999 did not include any restructuring charge.

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

                                                                          Year Ended March 31,
                                                 -------------------------------------------------------------------
                                                                 1999                            1998
                                                 -------------------------------------------------------------------
                                                          Dollars         %               Dollars         %
                                                 -------------------------------------------------------------------
Home sales revenues                                       $49,992            100.0        $42,102            100.0
Cost of home sales                                         42,236             84.5         35,759             84.9
Gross profit                                                7,756             15.5          6,343             15.1
Selling, general and administrative
expenses                                                    5,690             11.4          4,677             11.1
Income before income taxes                                  1,931              3.9          1,497              3.6

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

                                                                          Year Ended March 31,
                                                 -------------------------------------------------------------------
                                                                 1998                            1997
                                                 -------------------------------------------------------------------
                                                          Dollars         %               Dollars         %
                                                 -------------------------------------------------------------------
Home sales revenues                                       $54,401            100.0        $66,156            100.0
Cost of home sales                                         47,359             87.1         57,712             87.2
Gross profit                                                7,042             12.9          8,444             12.8
Selling, general and administrative
expenses                                                    6,137             11.3          7,455             11.3
Restructuring provision                                     1,840              3.4              -                -
(Loss) income before income taxes                          (1,084)            (2.0)           930              1.4

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

Restructuring Provision

The year ended March 31, 1998 includes a restructuring charge of $1,840,000 associated with the termination of home-building operations in Metropolitan Washington, D.C. The year ended March 31, 1997 did not include any restructuring charge.

The following table sets forth, for the periods indicated, certain information regarding the Company's remaining Florida operations (dollars in thousands).

                                                                          Year Ended March 31,
                                                 -------------------------------------------------------------------
                                                                 1998                            1997
                                                 -------------------------------------------------------------------
                                                          Dollars         %               Dollars         %
                                                 -------------------------------------------------------------------
Home sales revenues                                       $42,102            100.0        $40,282            100.0
Cost of home sales                                         35,759             84.9         34,172             84.8
Gross profit                                                6,343             15.1          6,110             15.2
Selling, general and administrative
expenses                                                    4,677             11.1          4,123             10.2
Income before income taxes                                  1,497              3.6          1,874              4.7

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


The following table sets forth certain information concerning the directors and executive officers of the Company as of July 31, 1999:



Name                            Age         Position                                       Director's
                                                                                           Term
                                                                                           Ending
----------------                --          -----------------------------                  ----
Robert J. Suarez                50          President and Chairman of the                  2001
                                            Board of Directors
Robert I. Antle                 44          Executive Vice President,                      2001
                                            Treasurer, Secretary, Chief
                                            Financial Officer and Director
Peter A. Davis                  62          Vice President and Director                    2001
William D. Aiken                42          Director                                       1999 1/

--------

1/ The Company's Board of Directors has proposed that Mr. Aiken be elected as a Class I director at the Company's 1999 annual meeting of shareholders. Mr. Aiken has

                                                                  (continued...)

Dionel Cotanda                  61          Director                                       2000
James G. Farr                   50          Director                                       2000
Jeffrey D. Prol                 36          Director                                       1999 2/


Set forth below are the biographies of the directors and executive officers of the Company:


     Robert J. Suarez, 50, has served as a director since 1992. Mr. Suarez was appointed Chairman and President of the Company in September 1992. He co-founded Suarez Housing Corporation in 1974. Mr. Suarez has for more than five years served as Chairman and President of Suarez Housing Corporation.


     Robert I. Antle, 44, has served as a director since 1996. Mr. Antle has been employed by Suarez Housing Corporation as Vice President, Chief Financial Officer and Secretary for a period of more than five years. He currently serves as Executive Vice President, Treasurer, Secretary and Chief Financial Officer of the Company.


     Peter A. Davis, 62, has served as a director since 1994. Mr. Davis became a Vice President of the Company and Suarez Housing Corporation in September 1998. Prior thereto he had been a consultant to the Company since November 1992. Mr. Davis is a Certified Public Accountant.


     William D. Aiken, 42, has served as a director since 1992. Mr. Aiken was appointed to the Board of Directors by the International American Homes, Inc. Creditors Committee. Mr. Aiken is also a Director of Suarez Housing Corporation, a subsidiary of the Company. Mr. Aiken is a Certified Public Accountant who has been engaged in private practice in Lake Worth, Florida since 1992. Prior to 1992, and for a period of more than five years, Mr. Aiken was the Chief Financial Officer of Pope Associates, Tru-Line Industries, and ADP Lumber, which were primarily engaged in the businesses of retail building materials and roof and floor truss manufacturing in Southeastern Florida.


     Dionel Cotanda, 61, has served as a director since 1992. Mr. Cotanda was appointed to the Board of Directors by the Official Creditors Committee in the Reorganization Cases of International American Homes, Inc., Inland Pacific Communities, Inc., Porten Sullivan Corporation of Florida, Suarez Housing Corporation, Beacon Hill Farm Associates II and Lakeview Professional Park (the "International American Homes, Inc. Creditors Committee"). Mr. Cotanda is also a Director of Suarez Housing Corporation. Mr. Cotanda has been President, Chief Executive Officer and Director of Robbins Engineering, Inc. since its organization in 1990. In addition, Mr. Cotanda has for a period

-----------------

1/ (...continued)
   consented to serve a new three year term expiring in 2002.


2/ The Company's Board of Directors has proposed that Mr. Prol be elected as a Class I director at the Company's 1999 annual meeting of shareholders. Mr. Prol has consented to serve a new three year term expiring in 2002.

of more than five years been Vice President and since 1993 been a Director of Robbins Manufacturing Company. Robbins Engineering, Inc. is a supplier of engineering services, metal plate connectors and software to the metal plate connected wood truss industry and is a supplier to Robbins Manufacturing Company. Robbins Manufacturing Company is a supplier of metal plate connected wood trusses, lumber and related building material products and is a supplier to the Company. Robbins Engineering, Inc. and Robbins Manufacturing Company are both located in Tampa, Florida.


    James G. Farr, 50, has served as a director since 1996. Mr. Farr is an attorney and has for a period of more than five years been the President and Chief Executive Officer of Paramount Title Corporation, a company of which he is the sole stockholder. Paramount Title Corporation conducts a transactional real estate practice and title insurance business in Tampa, Florida.


     Jeffrey D. Prol, 36, has served as a director since 1994. Mr. Prol is an attorney and for a period of more than five years has been associated of the law firm of Ravin, Sarasohn, Cook, Baumgarten, Fisch & Rosen, P.C. ("Ravin, Sarasohn") of Roseland, New Jersey of which he became a member on January 1, 1997. Ravin, Sarasohn served as counsel to the Company in connection with the Chapter 11 bankruptcy filings. Mr. Prol was one of the principal attorneys involved in that matter.


The Board of Directors


     The Board of Directors oversees the overall performance of the Company on your behalf. Members of the Board stay informed of the Company's business through discussions with the Chairman and other members of management and staff, by reviewing materials provided to them, and by participating in board and committee meetings. The Board met three times during the fiscal year ended March 31, 1999. All of the Directors attended at least 75% of those meetings.


Committees of the Board


     The Company's Board of Directors has four committees: the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee.


     Audit Committee: This committee meets with management to review the adequacy of the Company's internal controls, accounting policies, financial reporting, and the scope and results of the audit engagement. In addition, the Audit Committee:


    o meets with appropriate Company financial personnel and independent auditors in connection with these reviews; and

    o recommends the appointment of the Company's independent auditors to the board.


     Members of the Audit Committee are Mr. Aiken, Mr. Davis and Mr. Antle. Two Audit Committee meetings were held during the fiscal year ended March 31, 1999.


     Compensation Committee: This committee makes recommendations to the Board of Directors regarding the amount of and form of compensation awarded to the executive officers of the Company and to the employees of the Company whose annual salaries exceed $75,000 per year. The committee also administers the Company's Non-Qualified Stock Option Plan. Members of the Compensation Committee are Mr. Cotanda, Mr. Davis, Mr. Aiken and Mr. Prol. One meeting of the Compensation Committee was held during the fiscal year ended March 31, 1999.


     Nominating Committee: This committee establishes procedures for the selection, retention, and performance evaluation of directors; reviews board governance procedures; and reviews the Company's ethics and compliance program. The committee also reviews the composition of The Company's Board of Directors and the qualifications of persons identified as prospective directors, recommends the candidates to be nominated for election as directors, and, in the event of a vacancy on the board, recommends any successors. The Committee also will consider nominations by stockholders submitted in writing to the Chairman of the Board of Directors. Members of the Nominating Committee are Mr. Antle, Mr. Cotanda and Mr. Farr. The Nominating Committee recommended this year's director nominations at its June 1999 meeting.


     Executive Committee: This committee has the authority to review and approve all land acquisitions by the Company's subsidiaries and all guarantees by the Company of loans to the Company's subsidiaries. Members of the Executive Committee are Mr. Suarez, Mr. Antle, Mr. Cotanda, Mr. Davis and Mr. Farr. The Executive Committee did not meet separately from the Board of Directors during the fiscal year ending March 31, 1999.


Compensation of Directors


     Directors who are employees of the Company receive no additional remuneration for their services as directors. Non-employee directors--those directors not entitled to receive any salary from the Company or its subsidiaries--receive for each Board or committee meeting attended a fee of $3,000 and reasonable travel and other out-of-pocket expenses incurred.


Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock (the "Reporting Persons"), to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all
Section 16(a) forms they file. The Company is not aware of any beneficial owner of more than ten percent of its Common Stock other than Mr. Robert J. Suarez.


    Based solely upon review of the copies of the forms furnished to the Company, or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 1999 all filings required to be made by Reporting Persons were made on a timely basis.

Item 11.  Executive Compensation

    The following table sets forth a summary of annual and long-term compensation paid by the Company during the fiscal years ended March 31, 1999, 1998, and 1997 to the Chief Executive Officer of the Company and to the other executive officers of the Company whose total compensation for the fiscal year ended March 31, 1999 was in excess of $100,000.


                         Summary Compensation Table (1)



                                                                                          Annual Compensation
                                                                                          -------------------
      Name and                                                                   Salary                          Bonus
  Principal Position                    Year                                      ($)                             ($)
----------------------                  ----                                    --------                        --------
Robert J. Suarez, (2)                   1999                                    $318,004                        $200,000
Chairman and President                  1998                                     303,456                         100,000
                                        1997                                     295,888                          50,000

Robert I. Antle, (2)                    1999                                    $186,308                        $120,000
Executive Vice                          1998                                     167,526                          66,000
President,                              1997                                     162,276                          33,000
Treasurer, Chief
Financial
Officer and Secretary

Peter A. Davis, (3)                     1999                                     $78,501                         $30,000
Vice President                          1998                                      60,000                               0
                                        1997                                      39,000                               0


---------------------------------


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

(2) Upon the confirmation of the Plan of Reorganization on August 12, 1992, Suarez Housing Corporation entered into an employment agreement with Robert
    J. Suarez. See "Employment Agreement" below. Subsequently, in September 1992, Mr. Suarez and Mr. Antle were appointed to their positions as Chairman and President, and as Vice President and Secretary, of the Company, respectively. Mr. Antle was subsequently elevated to the position of Executive Vice President, Treasurer and Chief Financial Officer. Accordingly, the compensation appearing on the table above represents all compensation received by the named executive officers from Suarez Housing Corporation during the fiscal years ended March 31, 1999, 1998, and 1997. The named executive officers do not receive compensation directly from the Company.

(3) Peter A. Davis was appointed to his position in September, 1998. Prior thereto he served as a consultant to Suarez Housing Corporation and the Company. Accordingly, the compensation appearing in the table includes all payments made to Mr. Davis from Suarez

Housing Corporation and the Company during the fiscal year ended March 31, 1999, 1998 and 1997. Mr. Davis does not currently receive compensation directly from the Company.


Stock Options


     During the fiscal year ended March 31, 1999 a stock option was granted to Peter A. Davis for 10,000 shares at an exercise price of $5.00 per share, which was the fair market value on the date the option was granted.


     The following table sets forth certain information with respect to the named executive officers concerning the exercise of stock options during the fiscal year ended March 31, 1999 and the value of unexercised stock options held as of March 31, 1999.


   Aggregated Option Exercises in Fiscal Year 1999 and Year-End Option Values



                                                                                            Value of Securities Underlying
                                                          Number of Securities                 Unexercised In-the-Money
                    Shares            Value              Underlying Unexercised               Options at Fiscal Year End
                  Acquired on       Realized           Options at Fiscal Year end                       ($)(1)
                 Exercise (#)          ($)        ------------------------------------- ---------------------------------------
     Name                                            Exercisable       Unexercisable        Exercisable       Unexercisable
------------------------------------------------- ------------------ ------------------ ------------------ --------------------
Robert J.     ----              ----                          9,999             23,334              $39,396            $91,936
Suarez

Robert I.     ----              ----                          1,666             15,000               $7,497            $67,500
Antle

Peter A.      ----              ----                          1,666             11,666               $4,998             $7,497
Davis


(1) The fair market value of the Common Stock at the Company's fiscal year end, March 31, 1999, was $4.75 per share based upon the last trade price as reported by the BLOOMBERG service.


Compensation Committee Report on Executive Compensation


    The Compensation Committee of the Company's Board of Directors administers the Company's executive compensation program and makes specific recommendations to the Board of Directors regarding the amount and form of compensation awarded to the executive officers of the Company and to other employees of the Company whose annual salaries exceed $75,000 per year. The Compensation Committee also administers the Company's Non-Qualified Stock Option Plan. The Compensation Committee is composed of three non-employee directors and one employee-director.


    The Company's executive compensation program is intended to enable the Company to attract, retain and motivate highly qualified executives for the Company and to create an incentive to increase stockholder value. This policy is implemented through the payment of salaries and bonuses and the granting of stock options.

Compensation of the Chief Executive Officer


    In accordance with the terms of the Plan, on August 12, 1992 Suarez Housing Corporation entered into an employment agreement with Robert J. Suarez pursuant to which he serves as Chairman and President of Suarez Housing Corporation. See "Executive Compensation --Employment Agreement." This employment agreement, which was approved by the Bankruptcy Court, governed the terms of Mr. Suarez' employment including his compensation and covered the period from August 12, 1992 through August 12, 1995. On June 22, 1995, the Compensation Committee recommended and the Board of Directors approved a three-year renewal of Mr. Suarez' employment agreement with an annual salary of $290,000 subject to annual Consumer Price Index adjustments. On June 18, 1998, the Compensation Committee recommended and the Board of Directors approved a three year renewal of Mr. Suarez employment agreement with an annual salary of $325,000 subject to annual Consumer Price Index adjustments. Factors that were considered in making this recommendation included the performance of the Company and its principal subsidiary, his agreement to guaranty certain bank loans for Suarez Housing Corporation, and the compensation received by Chief Executive Officers of comparable companies. The market value of the Company's stock was not a factor considered in determining the Chief Executive Officer's compensation. All of Mr. Suarez' compensation is received from Suarez Housing Corporation. He does not receive any compensation directly from the Company. During the fiscal year ended March 31, 1997 a stock option was granted to Robert J. Suarez in the amount of 33,333 shares. The exercise price of $3.9375 was the fair market value on the date the option was granted.


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


Members of the Compensation Committee:


Dionel Cotanda
Peter A. Davis
William D. Aiken
Jeffrey D. Prol


Compensation Committee Interlocks and Insider Participation


    Mr. Dionel Cotanda, a member of the Compensation Committee of the Board of Directors, is President, Chief Executive Officer, and Director of Robbins Engineering, Inc. and Vice President and Director of Robbins Manufacturing Company. During the year ended March 31, 1999, Robbins Engineering, Inc. and Robbins Manufacturing Company sold engineering services, metal plate connected wood trusses, lumber, and related building material products in the amount of approximately $4,625,000 to Suarez Housing Corporation.


    Mr. Peter A. Davis, a member of the Compensation Committee of the Board of Directors, had served as a consultant to the Company since November 1992. The Company entered into a one-year consulting agreement with Mr. Davis commencing November 1, 1992. This agreement was subsequently renewed under similar terms and conditions for five additional one-year terms which expired on November 1, 1998. The agreement provided for Mr. Davis to assist the Company in a broad range of areas. Mr. Davis received compensation at the rate of $1,000 per day with a minimum compensation of $42,000 per year. During the fiscal year ended March 31, 1999, Mr. Davis became a Vice President of the Company.


Employment Agreement


    In accordance with the terms of the Plan, the Company entered into an employment agreement with Robert J. Suarez. The employment agreement was approved by the Bankruptcy Court as part of the Plan and became effective as of the date of confirmation of the Plan, August 12, 1992. Mr. Suarez is currently employed by the Company as Chairman and President. He is also employed by Suarez Housing Corporation as Chairman and President. The employment agreement originally was to expire on August 12, 1995 and was extended by the Board in June 1995 and June 1998 for three additional years, subject to certain modifications, so that it now expires on August 12, 2001. The employment agreement provided for base compensation during the initial three-year term of $250,000 per annum to be adjusted annually in accordance with changes in the Consumer Price Index ("CPI"). Mr. Suarez' base compensation was increased to $290,000 on August 12, 1995 and to $325,000 on August 12, 1998 and will be adjusted thereafter annually in accordance with changes in the CPI. The employment agreement can be terminated at any time for cause, without any further payment. If the employment agreement is terminated without cause, Mr. Suarez shall be entitled to additional compensation equal to six months' pay. The employment agreement, as extended, provides that in the event Mr. Suarez' employment agreement is not renewed on substantially the same terms and conditions, the Company will pay Mr. Suarez six months' base compensation in return for his consulting services during such period. Mr. Suarez agreed, for a number of months (such number of months to coincide with the number of months of termination or non-renewal benefit) after any termination of his employment, not to engage in any business enterprise involving the sale and/or construction of residential housing in direct competition with the Company. Mr. Suarez also agreed, for one year after any termination of his employment, not to induce any employee of the Company to render any services, absent the Company's prior written approval, to or for any person or entity in direct competition with the Company's then existing construction activities.


Item 12.  Security Ownership by Certain Beneficial Owners and Management


    The following table sets forth certain information regarding the beneficial ownership, as defined in the regulations of the Commission, of the Common Stock as of July 31, 1999 held by (i) each director of the Company, (ii) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock and (iii) all directors and executive officers as a group. Except as noted, the individuals named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them:



           Name Beneficially Owned      Number of Shares         Percent of
                                              Owned             Shares Owned
         ---------------------------- ---------------------- -------------------
         Robert J. Suarez                           290,478              33.35%
         Robert I. Antle                              8,181                *
         Peter A. Davis (2)(5)                      105,342              12.09%
         William D. Aiken (1)                         2,221                *
         Dionel Cotanda (2)                           7,803                *
         James G. Farr (1)                            2,221                *
         Jeffrey D. Prol (2)                          2,554                *
         Ronald I. Heller (4)                        67,190               7.72%
         Ina J. Davis (5)                           105,342              12.09%
         David S. Nagelberg (6)                      59,872               6.87%
         All current directors and                  418,800              47.75%
         executive officers as a group
         (7 persons) (3)


---------------------------


*   Less than one percent (1%).


(1) Includes 2,221 shares of Common Stock which each director, to whom this note applies, has the right to acquire within sixty (60) days through the exercise of options. Such shares are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by each of those directors, but not for the purpose of computing the percentage of class beneficially owned by any other person.


(2) Includes 555 shares of Common Stock which each director, to whom this note applies, has the right to acquire within sixty (60) days through the exercise of options. Such shares are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by each of those directors, but not for the purpose of computing the percentage of class beneficially owned by any other person.


(3) Includes 6,107 shares of Common Stock which current officers and directors have the right to acquire within sixty (60) days through the exercise of options. Such shares are deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by the directors and executive officers as a group, but not for the purpose of computing the percentage of class beneficially owned by any other group.


(4) Mr. Ronald I. Heller filed a schedule 13D on December 9, 1996 disclosing ownership of 65,894 shares. Mr. Heller is not affiliated with the company or its subsidiaries in any capacity. At March 31, 1998, Mr. Heller reported ownership of 67,190 shares.


(5) Peter A. Davis disclaims any beneficial interest in respect of 46,483 shares held by Ina J. Davis; Ina J. Davis disclaims any beneficial interest in respect of 58,859 shares held by Peter A. Davis.


(6) Although the Company is unaware of any filing on Schedule 13D or 13G filed by Mr. David Nagelberg, pursuant to a list of non-objecting beneficial owners obtained by the Company, it became aware of Mr. David Nagelberg's ownership of 54,965 shares in an individual retirement account. In addition, the Company similarly became aware of 2,100 shares held in custody for Jeremy Nagelberg, 641 shares held in custody for Justin Nagelberg and 2,166 shares held in custody for Jenna Nagelberg, each of whom the

    Company believes is a child of Mr. David Nagelberg. In the absence of a declaration of the contrary, the Company assumes that Mr. David Nagelberg does not disclaim beneficial ownership of such shares.


Item 13.  Certain Relationships and Related Transactions


    During the fiscal year ending March 31, 1999, a portion of a financing agreement with a maximum aggregate amount of $19,500,000 including a specific indemnification of certain environmental conditions was guaranteed by the Company's Chairman and President, Mr. Suarez. In consideration thereof the Company agreed to pay a guaranty fee to Mr. Suarez equal to the lesser of $80,000 or 1% of the amount guaranteed. The obligations of the Company's Chairman and President continue during the term of the loan agreement subject to certain ratios and financial performance of the Company which have been satisfied as of March 31, 1999. The Company has agreed to indemnify the President and Chairman in the event that this personal guarantee is called.


    A member of the Board of Directors, Mr. Dionel Cotanda, is Vice President and Director of a company which during the year ended March 31, 1999 sold lumber and certain other building material products in the amount of approximately $4,625,000 to Suarez Housing Corporation, a subsidiary of the Company. Suarez Housing Corporation purchases all of its requirements for those products from this company.


    A member of the Board of Directors, Mr. James G. Farr, is the sole stockholder and President and Chief Executive Officer of Paramount Title Corporation. During the years ended March 31, 1999, 1998 and 1997, Paramount Title Corporation provided settlement and title insurance services for substantially all the homes sold by Suarez Housing
Corporation.

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


               INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES
                                                                            Page

Report of Independent Certified Public Accountants...........................F-1

Consolidated Balance Sheets as of March 31, 1999 and 1998....................F-2

Consolidated Statements of Operations for the three years ended March 31,
1999.........................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the three years ended March 31, 1999.........................................................F-5

Consolidated Statements of Cash Flows for the three years
ended March 31, 1999.........................................................F-6

Notes to Consolidated Financial Statements...................................F-7

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

2.2       -     Fourth Amended Joint Plan of Reorganization dated November 17, 1992
                (incorporated by reference to Exhibit 2.5 to Annual Report on Form 10-K for the
                fiscal year ended March 31, 1993).

3.1(a)    -     Restated Certificate of Incorporation of Registrant (incorporated by reference to
                Exhibit 4 to Quarterly  Report on Form 10-Q for the quarter ended September 30,
                1989).

3.1(b)    -     Certificate of Amendment to the Restated Certificate of Incorporation of Registrant
                dated September 8, 1994 (incorporated by reference to Exhibit 3.1(b) to Annual
                Report on Form 10-K for the fiscal year ended March 31, 1995).

3.1(c)    -     Certificate of Amendment to the Restated Certificate of Incorporation of Registrant
                dated May 22, 1995 (incorporated by reference to Exhibit 3.1(c) to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

3.1(d)    -     Certificate of Amendment to the Restated Certificate of Incorporation of Registrant
                dated November 19, 1998.

3.2       -     By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

10.1      -     Key Employee Agreement dated August 12, 1992 of Robert J. Suarez
                (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.2      -     Non-Qualified Stock Option Agreement dated August 12, 1992 between Robert J.
                Suarez and the Registrant (incorporated by reference to Exhibit 10.19 to Annual
                Report on Form 10-K for the fiscal year ended March 31, 1993).

10.3      -     Guaranty dated as of January 20, 1993 by Robert J. Suarez to First Florida Bank,
                N.A. (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.4      -     Indemnity Agreement dated as of January 20, 1993 by Suarez Housing
                Corporation, the Registrant, and Robert J. Suarez to and for the benefit of First
                Florida Bank, N.A. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.5      -     Mortgage Modification Agreement dated as of October 7, 1994 by and between
                Barnett Bank of Tampa and Suarez Housing Corporation (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended
                March 31, 1995).

10.6      -     Consulting Agreement dated as of November 1, 1993 between Peter Davis and the
                Registrant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
                10-Q for the quarter ended December 31, 1993).

10.7      -     Amended and Restated Master Loan Agreement dated as of November 17, 1995 between Nations Bank of Florida, N.A. and Suarez Housing Corporation (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.8      -     Second Amendment to Amended and Restated Loan Agreement and Partial Release
                of Guaranty Agreement dated as of October 30, 1995 by and between Barnett Bank of Tampa and Suarez Housing Corporation (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.9      -     Amendment, dated December 1996, between Suarez Housing Corporation and
                NationsBank, N.A. (South), successor by merger to NationsBank of Florida,
                N.A., to the Amended and Restated Master Loan Agreement, dated November
                17, 1995, between Suarez Housing Corporation and NationsBank of Florida,
                N.A. (filed herewith).


10.10     -     Amendment, dated December 18, 1997, between Suarez Housing Corporation and NationsBank, N.A., successor by merger to NationsBank, N.A. (South) to the Amended and Restated Master Loan Agreement, dated November 17,
                1995, between Suarez Housing Corporation and NationsBank of Florida, N.A.
                (filed herewith).


10.11     -     Amended and Restated Master Loan Agreement, dated as of July 2, 1998, between Barnett Bank, N.A. and Suarez Housing Corporation (filed herewith).


10.12     -     Amendment, dated February 23, 1999, between Suarez Housing Corporation and NationsBank, N.A., successor by merger to Barnett Bank, N.A. to (i)
                Amended and Restated Master Loan Agreement, dated November 17, 1995, between Suarez Housing Corporation and NationsBank of Florida, N.A. and



                (ii) Amended and Restated Master Loan Agreement, dated July 2, 1998, between Suarez Housing Corporation and Barnett Bank, N.A. (filed herewith).


10.13     -     Amendment, dated July 2, 1999, by and between Suarez Housing Corporation and Bank of America, N.A., successor by merger to NationsBank, N.A. to (i)
                Amended and Restated Master Loan Agreement, dated November 17, 1995, between Suarez Housing Corporation and NationsBank of Florida, N.A. and
                (ii) Amended and Restated Master Loan Agreement, dated July 2, 1998, between Suarez Housing Corporation and Barnett Bank, N.A. (filed herewith).



21        -     List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to
                Annual Report on Form 10-K for the fiscal year ended March 31, 1994).


27        -     Financial Data Schedule (filed herewith).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 1999   INTERNATIONAL AMERICAN HOMES, INC.


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


Signature                    Title                               Date
---------                    -----                               ----

/s/ Robert J. Suarez         Chairman of the Board of            August 18, 1999
--------------------         Directors and President
Robert J. Suarez

/s/ Robert I. Antle          Executive Vice President and        August 18, 1999
--------------------         Director
Robert I. Antle

/s/ Peter A. Davis           Vice President and Director         August 18, 1999
--------------------
Peter A. Davis

                             Director                            August __, 1999
--------------------
William D. Aiken

                             Director                            August __, 1999
--------------------
Dionel Cotanda

/s/ James G. Farr            Director                            August 18, 1999
--------------------
James G. Farr

                             Director                            August __, 1999
--------------------
Jeffrey D. Prol

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