Form 10-K/A
period 1999-03-31
INTERNATIONAL AMERICAN HOMES INC
filed 1999-09-20
CIK 760678

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          FORM 10-K/A2 (Amendment No. 2)


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

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                                  FORM 10-K/A2

This Amendment No. 2 is filed to include the information required by Part III of Form 10-K. The Registrant originally excluded the information required by Part III of Form 10-K because the Registrant intended to incorporate that information by reference to its proxy statement to be filed in connection with the 1999 annual meeting of its stockholders. However, the Registrant will not file its definitive proxy statement within the required 120 days of the end of its fiscal year end and, therefore, is required to file this Amendment. Except for the amended and restated Items 10, 11, 12 and 13, the additional disclosure under the subparagraph entitled "Subcontractors and Suppliers" of Item 1, the addition of exhibits 10.9 through 10.13 to Item 14, and additional disclosure under Note 2, Note 9 and Note 11 to the Report of Independent Certified Public Accountants, no other Item of this Annual Report on Form 10-K has been amended.


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

On April 16, 1990, the Company and certain of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The plan expired on August 12, 1998. See Notes 1 and 7 in Notes to Consolidated Financial Statements of the Company appearing elsewhere in this report.


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

Backlog


The following comparative backlog information excludes the results from restructured operations (i.e., exiting from the Metropolitan Washington, D.C. market).


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

Item 3.  Legal Proceedings

On April 16, 1990, the Company and certain of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). On August 12, 1992, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The Plan expired on August 12, 1998.


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

Shares of the Company's common stock are traded in the over-the-counter market. The trading symbol is "IAHM."

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

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

Results of Operations

The following table and the paragraphs that follow set forth certain information with respect to homes delivered and homes sold during the periods presented (dollars in thousands). For comparative purposes, the information has been restated to eliminate the results from restructured operations (i.e., the exiting from the Washington, D.C. market).



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

The following table sets forth certain information with respect to homes sold under contract but not delivered ("backlog") at the dates shown (dollars in thousands). For comparative purposes the information has been restated to eliminate the results from restructured operations (i.e., the exiting from the Washington D.C. market).



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

Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands). Operations for the year ended March 31, 1999 are not comparable to the year ended March 31, 1998 because of the restructuring of operations (i.e., the exiting from the Washington, D.C. market).


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

Interest and Other Income

Interest and other income includes $337,000 and $423,000 and interest expense includes $333,000 and $416,000 for the years ended March 31, 1999 and March 31, 1998, respectively, from wholly owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs. The decrease in both income and expense results from decreases in mortgages receivable due to payoffs which reduces the related debt.


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

Year Ended March 31, 1998 Compared to the Year Ended March 31, 1997.

Results of Operations

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands). Operations for the year ended March 31, 1998 are not comparable to the year ended March 31, 1997 because of the restructuring of operations (i.e., the exiting from the Washington, D.C. market).


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

Interest and Other Income

Interest and other income includes $423,000 and $483,000 and interest expense includes $416,000 and $471,000 for the years ended March 31, 1998 and March 31, 1997, respectively, from wholly owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs. The decrease in both income and expense results from decreases in mortgages receivable due to payoffs which reduces the related debt.


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

Special Note Regarding Forward-Looking Statements

Certain statements in this Section and "Business" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the demographic trends and other conditions impacting the housing market in the areas in which the

Company operates, competition in such areas, the availability of financing, litigation outcomes, and general economic and business conditions which may impact levels of disposable income of potential home buyers.

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
William D. Aiken                42          Director                                       1999 1/
Dionel Cotanda                  61          Director                                       2000
James G. Farr                   50          Director                                       2000
Jeffrey D. Prol                 36          Director                                       1999 2/

--------

1/ The Company's Board of Directors has proposed that Mr. Aiken be elected as a Class I director at the Company's 1999 annual meeting of shareholders. Mr. Aiken has consented to serve a new three year term expiring in 2002.

2/ The Company's Board of Directors has proposed that Mr. Prol be elected as a Class I director at the Company's 1999 annual meeting of shareholders. Mr. Prol has consented

                                                                  (...continued)

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

-----------------
2/ (...continued)

   to serve a new three year term expiring in 2002.

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

   Aggregated Option Exercises in Fiscal Year 1999 and Year-End Option Values



                                                                                            Value of Securities Underlying
                                                          Number of Securities                 Unexercised In-the-Money
                    Shares            Value              Underlying Unexercised               Options at Fiscal Year End
                  Acquired on       Realized           Options at Fiscal Year end                       ($)(1)
                 Exercise (#)          ($)        ------------------------------------- ---------------------------------------
     Name                                            Exercisable       Unexercisable        Exercisable       Unexercisable
------------------------------------------------- ------------------ ------------------ ------------------ --------------------
Robert J.     -                 -                             9,999             23,334              $39,396            $91,936
Suarez

Robert I.     -                 -                             1,666             15,000               $7,497            $67,500
Antle

Peter A.      -                 -                             1,666             11,666               $4,998             $7,497
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

Compensation of the Chief Executive Officer

    In accordance with the terms of the Plan, on August 12, 1992 Suarez Housing Corporation entered into an employment agreement with Robert J. Suarez pursuant to which he serves as Chairman and President of Suarez Housing Corporation. See "Executive Compensation--Employment Agreement." This employment agreement, which was approved by the Bankruptcy Court, governed the terms of Mr. Suarez' employment including his compensation and covered the period from August 12, 1992 through August 12, 1995. On June 22, 1995, the Compensation Committee recommended and the Board of Directors approved a three-year renewal of Mr. Suarez' employment agreement with an annual salary of $290,000 subject to annual Consumer Price Index adjustments. On June 18, 1998, the Compensation Committee recommended and the Board of Directors approved a three year renewal of Mr. Suarez employment agreement with an annual salary of $325,000 subject to annual Consumer Price Index adjustments. Factors that were considered in making this recommendation included the performance of the Company and its principal subsidiary, his agreement to guaranty certain bank loans for Suarez Housing Corporation, and the compensation received by Chief Executive Officers of comparable companies. The market value of the Company's stock was not a factor considered in determining the Chief Executive Officer's compensation. All of Mr. Suarez' compensation is received from Suarez Housing Corporation. He does not receive any compensation directly from the Company. During the fiscal year ended March 31, 1997 a stock option was granted to Robert J. Suarez in the amount of 33,333 shares. The exercise price of $3.9375 was the fair market value on the date the option was granted.

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

               INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES
                                                                            Page

Report of Independent Certified Public Accountants...........................F-1


Consolidated Balance Sheets as of March 31, 1999 and 1998....................F-2


Consolidated Statements of Operations for the three years
ended March 31, 1999.........................................................F-4


Consolidated Statements of Changes in Stockholders' Equity
for the three years ended March 31, 1999.....................................F-5


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

2.2       -     Fourth Amended Joint Plan of Reorganization dated November 17, 1992
                (incorporated by reference to Exhibit 2.5 to Annual Report on Form 10-K for the
                fiscal year ended March 31, 1993).

3.1(a)    -     Restated Certificate of Incorporation of Registrant (incorporated by reference to
                Exhibit 4 to Quarterly  Report on Form 10-Q for the quarter ended September 30,
                1989).

3.1(b)    -     Certificate of Amendment to the Restated Certificate of Incorporation of Registrant
                dated September 8, 1994 (incorporated by reference to Exhibit 3.1(b) to Annual
                Report on Form 10-K for the fiscal year ended March 31, 1995).

3.1(c)    -     Certificate of Amendment to the Restated Certificate of Incorporation of Registrant
                dated May 22, 1995 (incorporated by reference to Exhibit 3.1(c) to Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

3.1(d)    -     Certificate of Amendment to the Restated Certificate of Incorporation of Registrant
                dated November 19, 1998.

3.2       -     By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

10.1      -     Key Employee Agreement dated August 12, 1992 of Robert J. Suarez
                (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.2      -     Non-Qualified Stock Option Agreement dated August 12, 1992 between Robert J.
                Suarez and the Registrant (incorporated by reference to Exhibit 10.19 to Annual
                Report on Form 10-K for the fiscal year ended March 31, 1993).

10.3      -     Guaranty dated as of January 20, 1993 by Robert J. Suarez to First Florida Bank,
                N.A. (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.4      -     Indemnity Agreement dated as of January 20, 1993 by Suarez Housing
                Corporation, the Registrant, and Robert J. Suarez to and for the benefit of First
                Florida Bank, N.A. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.5      -     Mortgage Modification Agreement dated as of October 7, 1994 by and between
                Barnett Bank of Tampa and Suarez Housing Corporation (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended
                March 31, 1995).

10.6      -     Consulting Agreement dated as of November 1, 1993 between Peter Davis and the
                Registrant (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
                10-Q for the quarter ended December 31, 1993).

10.7      -     Amended and Restated Master Loan Agreement dated as of November 17, 1995 between Nations Bank of Florida, N.A. and Suarez Housing Corporation (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.8      -     Second Amendment to Amended and Restated Loan Agreement and Partial Release
                of Guaranty Agreement dated as of October 30, 1995 by and between Barnett Bank of Tampa and Suarez Housing Corporation (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996).


10.9      -     Amendment, dated December 1996, between Suarez Housing Corporation and
                NationsBank, N.A. (South), successor by merger to NationsBank of Florida, N.A., to the Amended and Restated Master Loan Agreement, dated November 17, 1995, between Suarez Housing Corporation and NationsBank of Florida, N.A. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999).


10.10     -     Amendment, dated December 18, 1997, between Suarez Housing Corporation and
                NationsBank, N.A., successor by merger to NationsBank, N.A. (South) to the
                Amended and Restated Master Loan Agreement, dated November 17, 1995, between
                Suarez Housing Corporation and NationsBank of Florida, N.A. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form-10-K/A for the fiscal year ended March 31, 1999).


10.11     -     Amended and Restated Master Loan Agreement, dated as of July 2, 1998, between
                Barnett Bank, N.A. and Suarez Housing Corporation (incorporated by reference  to
                Exhibit 10.11 to the Annual Report on Form-10-K/A for the fiscal year ended March
                31, 1999).


10.12     -     Amendment, dated February 23, 1999, between Suarez Housing Corporation and
                NationsBank, N.A., successor by merger to Barnett Bank, N.A. to (i) Amended and
                Restated Master Loan Agreement, dated November 17, 1995, between Suarez
                Housing Corporation and NationsBank of Florida, N.A. and (ii) Amended and
                Restated Master Loan Agreement, dated July 2, 1998, between Suarez Housing
                Corporation and Barnett Bank, N.A. (incorporated by reference  to Exhibit 10.12 to the Annual Report on Form-10-K/A for the fiscal year ended March 31, 1999).


10.13     -     Amendment, dated July 2, 1999, by and between Suarez Housing Corporation and
                Bank of America, N.A., successor by merger to NationsBank, N.A. to (i) Amended and Restated Master Loan Agreement, dated November 17, 1995, between Suarez
                Housing Corporation and NationsBank of Florida, N.A. and (ii) Amended and
                Restated Master Loan Agreement, dated July 2, 1998, between Suarez Housing
                Corporation and Barnett Bank, N.A. (incorporated by reference  to Exhibit 10.13 to the Annual Report on Form-10-K/A for the fiscal year ended March 31, 1999).


21        -     List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Annual
                Report on Form 10-K for the fiscal year ended March 31, 1994).


27        -     Financial Data Schedule (incorporated by reference to Exhibit 27 to the Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 17, 1999

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


Signature                    Title                            Date
---------                    -----                            ----

/s/ Robert J. Suarez         Chairman of the Board of         September 17, 1999
--------------------         Directors and President
Robert J. Suarez


/s/ Robert I. Antle          Executive Vice President and     September 17, 1999
--------------------         Director
Robert I. Antle


/s/ Peter A. Davis           Vice President and Director      September 17, 1999
--------------------
Peter A. Davis


                             Director                         September 17, 1999
--------------------
William D. Aiken


                             Director                         September 17, 1999
--------------------
Dionel Cotanda


/s/ James G. Farr            Director                         September 17, 1999
--------------------
James G. Farr


                             Director                         September 17, 1999
--------------------
Jeffrey D. Prol

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

CASH AND CASH EQUIVALENTS--including $40 and $290
  restricted, respectively                                $1,461         $1,461


RECEIVABLES                                                1,626            532

REAL ESTATE INVENTORY                                     18,247         20,964

COLLATERAL FOR BONDS PAYABLE                               3,199          4,500

PROPERTY AND EQUIPMENT--less accumulated
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

Real Estate Inventory

Substantially complete real estate projects are carried at the lower of cost or net realizable value. Net realizable value is defined as the estimated proceeds upon disposition less all future costs to complete and expected costs to sell. Construction costs for real estate projects under development are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land and land development costs are charged to cost of sales under specific identification methods or are amortized to cost of sales based upon the number of homes to be constructed in each community.

Management of the Company monitors real estate inventory to determine if events or circumstances indicate that its carrying value may not be recoverable on an individual project basis. No such circumstances existed during the years ended March 31, 1999 and 1998.

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

Earnings per Share


In the fourth quarter of fiscal year 1998, the Company adopted SFAS No. 128, "Earnings per Share." This statement requires the computation and reporting of both "basic" and "diluted" earnings per share.

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

New Accounting Pronouncements


During fiscal year 1998, the Company adopted the provisions of SFAS No. 129, "Disclosure of Information about Capital Structure." The adoption of SFAS No. 129 did not have a material effect on the Company's financial statements.


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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):


                                                              March 31, 1999    March 31, 1998
                                                              --------------    --------------

Accounts payable--trade                                            $2,238            $ 2,488
Accrued liabilities                                                 2,165              2,158
Accrued estimated future cash distribution to creditors                 -              1,322
                                                              -----------       ------------
                                                                   $4,403            $ 5,968
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


NOTE 6 - INCOME TAXES


The Company has adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

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

  Differences in the tax basis and the book basis
  of --
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
                              ============   ============    ============


The collateralized mortgage obligations are considered debt securities held to maturity as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1999 and 1998, the fair values of the securities approximated cost. No unrealized holding gains or losses have been recorded. Contractual maturities of these securities at March 31, 1999 are as follows (in thousands):


Amounts Maturing Within:
1 year                                      $      180
2-5 years                                          860
6-10 years                                       1,200
Thereafter                                         959
                                            ----------
                                            $    3,199
                                            ----------

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

A roll forward of the liability related to the restructuring charge, by category, is as follows (in thousands):


--------------------------------------------------------------------------------------------------------------------
                                                 Administrative      Deferred           Loss on
                                  Selling           Charges           Charges       remaining homes          Total
                                  -------           -------           -------       ---------------          -----
--------------------------------------------------------------------------------------------------------------------
Restructure charge                   $701                $535          $277                  $327            $1,840
--------------------------------------------------------------------------------------------------------------------
Expenses paid                        (599)               (210)         (277)                 (327)           (1,413)
--------------------------------------------------------------------------------------------------------------------
Restructuring Liability
March 31, 1998                        102                $325             -                     -               427
--------------------------------------------------------------------------------------------------------------------
Expenses paid                        (102)               (319)            -                     -              (421)
--------------------------------------------------------------------------------------------------------------------
Restructuring Liability
March 31, 1999                          -                  $6             -                     -                $6
--------------------------------------------------------------------------------------------------------------------