Form 10-Q/A
period 1999-06-30
INTERNATIONAL AMERICAN HOMES INC
filed 1999-09-20
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q/A


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

                                                                            Page
                                                                            ----

Part I. Financial Information:

   Item 1. Financial Statements

           Consolidated Balance Sheets (Unaudited) as of June
           30, 1999 and March 31, 1999 ........................................3

           Consolidated Statements of Income and Retained
           Earnings (Unaudited) for the three months ended
           June 30, 1999 and 1998 .............................................5

           Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended June 30, 1999 and 1998 ..................6

           Notes to Consolidated Financial Statements (Unaudited)..............7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................10


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

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30, 1999      March 31, 1999
                                              -------------      --------------

LIABILITIES

MORTGAGE NOTES AND LOANS PAYABLE                $  8,318             $  8,571
BONDS PAYABLE                                      2,808                3,068
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           3,715                4,403
CUSTOMER DEPOSITS                                    235                  180
                                                --------             --------
    Total Liabilities                             15,076               16,222
                                                --------             --------


STOCKHOLDERS' EQUITY

PREFERRED STOCK - $.01 par value; 4,000,000
    shares authorized; none
    issued or outstanding                             --                   --
COMMON STOCK - $.01 par value; 10,000,000
    shares authorized; 1,000,952
    and 985,955 shares issued, respectively;
    869,214 and 857,385 shares outstanding,
    respectively                                      10                   10
ADDITIONAL PAID-IN CAPITAL                         2,323                2,267
RETAINED EARNINGS                                  6,586                6,270
TREASURY STOCK - 131,738 and 128,570 shares,
    respectively                                      (1)                  (1)
                                                --------             --------
    Total Stockholders' Equity                     8,918                8,546
                                                ========             ========

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 23,994             $ 24,768
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
                                                 ===           ===

The collateralized mortgage obligations are considered debt securities held to maturity as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 1999 and March 31, 1999 the fair values of the securities approximated cost. No unrealized holding gains or losses have been recorded. Contractual maturities of these securities at June 30, 1999 are as follows (in thousands):


          Amounts Maturing Within:

          1 year                                             $    195
          2-5 years                                               900
          6-10 years                                            1,275
          Thereafter                                              556
                                                         ------------
                                                             $  2,926

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

NOTE 8 - RESTRUCTURING CHARGE


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


The consolidated financial statements for the year ended March 31, 1998 include a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C. The restructuring charge of $1,840,000 includes the following: $701,000 for selling expenses; $277,000 for write-off of deferred charges; $327,000 for loss on remaining homes; and $535,000 for administrative and other. At June 30, 1999, $44,000 of the restructuring charge is included in Accounts Payable and Accrued Liabilities. A rollforward of the liability related to the restructuring charge, by category, is as follows (in thousands):


                                                                                                  Loss on
                                                    Administrative           Deferred            remaining
                                 Selling                Charges              Charges               homes             Total
                                 -------                -------              -------               -----             -----
Restructuring Liability,
March 31, 1999                         -                    $6                    -                   -                 $6

Additional Liability                   -                    50                    -                   -                 50
Expenses paid                          -                   (12)                   -                   -                (12)

Restructuring Liability,
June 30, 1999                          -                   $44                    -                   -                $44


During the quarter ended June 30, 1999, the Company recognized an additional $50,000 in restructuring charges. These additional charges were primarily comprised of office lease termination fees incurred as a result of exiting the Metropolitan Washington, D.C. market.


                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q/A. Certain statements in this Item 2 and Notes to Financial Statements (Unaudited) and elsewhere in this Quarterly Report on Form 10-Q/A constitute "forward-looking statements." Such forward- looking statements include expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the demographic trends and other conditions impacting the housing market in the areas in which the Company operates, competition in such areas, the availability of financing, litigation outcomes, and general economic and business conditions, which may impact levels of disposable income of potential home buyers.

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

                                    INTERNATIONAL AMERICAN HOMES, INC.


Date: September 17, 1999            By: /s/ ROBERT J. SUAREZ
                                        --------------------
                                        Robert J. Suarez
                                        President


Date: September 17, 1999            By: /s/ ROBERT I. ANTLE
                                        -------------------
                                        Robert I. Antle
                                        Executive Vice President, Treasurer, and
                                        Chief Financial Officer