Form 10-Q
period 1999-09-30
INTERNATIONAL AMERICAN HOMES INC
filed 1999-11-12
CIK 760678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from        to
                                              ------    ------

                         Commission File Number 0-13800

                       INTERNATIONAL AMERICAN HOMES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       22-2472608
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No

As of October 31, 1999, the number of shares outstanding of the registrant's common stock, par value $.01, was 870,880.

================================================================================
                            Total number of pages: 18

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES

                                      Index
                                      -----

                                                                            Page
                                                                            ----

Part I.  Financial Information:

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1999
            (Unaudited) and March 31, 1999 (Audited) ........................  3

            Consolidated Statements of Income and Retained Earnings
            (Unaudited) for the three months ended September 30,
            1999 and 1998 ...................................................  5

            Consolidated Statements of Income and Retained Earnings
            (Unaudited) for the six months ended September 30,1999
            and 1998 ........................................................  6

            Consolidated Statements of Cash Flows (Unaudited) for the
            six months ended September 30, 1999 and 1998 ....................  7

            Notes to Consolidated Financial Statements (Unaudited)...........  8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................... 11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 17


Part II.  Other Information:

   Item 2.  Changes in Securities and Use of Proceeds........................ 17

   Item 6.  Exhibits and Reports on Form 8-K................................. 17

Signatures .................................................................. 18

Part I. Financial Information

                                     ITEM 1
                                     ------

                              FINANCIAL STATEMENTS

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                (Unaudited)          (Audited)
                                             September 30, 1999   March 31, 1999
                                             ------------------   --------------
CASH AND CASH EQUIVALENTS - including $40
    and $40 restricted, respectively              $ 3,091          $ 1,461
RECEIVABLES                                         1,229            1,626
REAL ESTATE INVENTORY                              16,277           18,247
COLLATERAL FOR BONDS PAYABLE                        2,801            3,199
PROPERTY AND EQUIPMENT - less accumulated
    depreciation of $576 and $513,
    respectively                                       28               49
OTHER ASSETS                                           72              186
                                                  -------          -------
         TOTAL ASSETS                             $23,498          $24,768
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

                       INTERNATIONAL AMERICAN HOMES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (Unaudited)          (Audited)
                                                   September 30, 1999    March 31, 1999
                                                   ------------------    --------------
LIABILITIES
MORTGAGE NOTES AND LOANS PAYABLE                         $  7,502             $  8,571
BONDS PAYABLE                                               2,689                3,068
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    3,774                4,403
CUSTOMER DEPOSITS                                             228                  180
                                                         --------             --------
    Total Liabilities                                      14,193               16,222
                                                         --------             --------
STOCKHOLDERS' EQUITY
PREFERRED STOCK - $.01 par value; 4,000,000
    shares authorized; none issued or
    outstanding                                                --                   --
COMMON STOCK - $.01 par value; 10,000,000 shares
    authorized; 1,002,618 and 985,955 shares
    issued, respectively; 870,880 and 857,385
    shares outstanding, respectively                           10                   10
ADDITIONAL PAID-IN CAPITAL                                  2,332                2,267
RETAINED EARNINGS                                           6,964                6,270
TREASURY STOCK - 131,738 and 128,570 shares,
    respectively                                               (1)                  (1)
                                                         --------             --------
    Total Stockholders' Equity                              9,305                8,546
                                                         --------             --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 23,498             $ 24,768
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

                                       Three Months Ended September 30,
                                             -------------------
                                               1999       1998
                                             --------   --------

REVENUES
    Home sales                               $ 14,910   $ 11,486
    Interest and other income                      94         83
                                             --------   --------
                                               15,004     11,569
                                             --------   --------
COSTS AND EXPENSES
    Cost of home sales                         12,396      9,685
    Selling, general and administrative         1,895      1,456
    Interest                                       90         85
    Depreciation                                   33         24
                                             --------   --------
                                               14,414     11,250
                                             --------   --------
INCOME  BEFORE INCOME TAXES                       590        319
PROVISION  FOR INCOME TAXES                       212        131
                                             --------   --------
NET INCOME                                        378        188
RETAINED EARNINGS, BEGINNING OF PERIOD          6,586      5,731
                                             ========   ========
RETAINED EARNINGS, END OF PERIOD             $  6,964   $  5,919
                                             ========   ========

BASIC NET INCOME PER SHARE                   $    .44   $    .20
                                             ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (as adjusted for the reverse
stock split effective on December 1, 1998)    864,215    926,965
                                             ========   ========
DILUTED NET INCOME PER SHARE                 $    .44   $    .20
                                             ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES (as adjusted
for the reverse stock split effective
on December 1, 1998)                          867,420    926,965
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

                                      Six Months Ended September 30,
                                          ---------------------
                                             1999        1998
                                          ---------   ---------
REVENUES
    Home sales                            $  28,940   $  26,037
    Interest and other income                   173         158
                                          ---------   ---------
                                             29,113      26,195
                                          ---------   ---------
COSTS AND EXPENSES
    Cost of home sales                       24,188      21,961
    Selling, general and administrative       3,574       3,045
    Interest                                    160         168
    Depreciation                                 63          48
    Restructuring provision                      50          --
    Reversal of creditor liability               --      (1,322)
                                          ---------   ---------
                                             28,035      23,900
                                          ---------   ---------
INCOME  BEFORE INCOME TAXES                   1,078       2,295
PROVISION FOR INCOME TAXES                      384         401
                                          ---------   ---------
NET INCOME                                      694       1,894
RETAINED EARNINGS, BEGINNING OF PERIOD        6,270       4,025
                                          =========   =========
RETAINED EARNINGS, END OF PERIOD              6,964   $   5,919
                                          =========   =========
BASIC NET INCOME PER SHARE                $     .81   $    2.04
                                          =========   =========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (as adjusted for the
reverse stock split effective on
December 1, 1998)                           861,008     926,965
                                          =========   =========
DILUTED NET INCOME PER SHARE              $     .80   $    2.04
                                          =========   =========
WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES (as adjusted
for the reverse stock split effective
on December 1, 1998)                        866,764     926,965
                                          =========   =========

              The accompanying notes are an integral part of these
                            consolidated statements.

               INTERNATIONAL AMERICAN HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Six Months Ended September 30,
                                                         ------------------
                                                           1999       1998
                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   694    $ 1,894
Adjustments to reconcile net income to net
cash provided by operating activities:
  Reversal of creditor liability                              --     (1,322)
  Depreciation                                                63         48
Changes in operating assets and liabilities
  Decrease (Increase) in receivables                         397       (908)
  Decrease in real estate inventory                        1,970      4,321
  Decrease in collateral for bonds payable                   398        411
  Decrease in accounts payable and accrued liabilities      (629)      (912)
  Increase (Decrease) in customer deposits                    48        (10)
  Decrease in other assets                                   114        175
                                                         -------    -------
Net cash provided by operating activities                  3,055      3,697
                                                         -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                 --        250
  Property and equipment, net                                (42)         4
                                                         -------    -------
Net cash (used in) provided by investing activities          (42)       254
                                                         -------    -------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from mortgage notes and loans payable              --      3,433
  Payments of mortgage notes and loans payable            (1,069)    (6,692)
  Repayments of bonds payable - finance subsidiaries        (379)      (395)
  Proceeds from stock options exercised                       66         --
  Purchase of  treasury stock                                (16)       (15)
  Return of unclaimed bankruptcy distributions                15         --
                                                         -------    -------
Net cash used in financing activities                     (1,383)    (3,669)
                                                         -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,630        282
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,421      1,171
                                                         =======    =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 3,051    $ 1,453
                                                         =======    =======
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                            $   501    $   644
                                                         =======    =======
     Income taxes                                        $    85    $    65
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

NOTE 4 - REAL ESTATE INVENTORY

Real estate inventory consists of the
 following (in thousands):
                                      September 30, 1999     March 31, 1999
                                      ------------------     --------------

Accumulated costs of construction
 completed and in progress                 $ 6,884               $ 8,468
Land and land development costs              9,263                 9,610
Land options and deposits                      130                   169
                                           -------               -------
                                           $16,277               $18,247
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

Condensed financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                   (Unaudited)

                                     September 30, 1999   March 31, 1999
                                     ------------------   --------------
Assets:
  Collateral for bonds payable            $2,801              $3,199
  Other Assets                                 9                   3
                                          ------              ------
Total Assets                              $2,810              $3,202
                                          ======              ======
Liabilities and Equity:
  Bonds payable                           $2,689              $3,068
  Equity and intercompany advances           121                 134
                                          ------              ------
Total Liabilities and Equity              $2,810              $3,202
                                          ======              ======

                        Condensed Statement of Operations
                                   (Unaudited)

                                       Three Months Ended    Six Months Ended
                                         September 30,         September 30,
                                         -------------         -------------
                                         1999   1998           1999   1998
                                         ----   ----           ----   ----
Revenues-Interest and other income       $ 64   $ 85           $131   $171
Income before income taxes               $  2   $  3           $  4   $  6

The collateralized mortgage obligations are considered debt securities held to maturity as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 1999 and March 31, 1999 the fair values of the securities approximated cost. No unrealized holding gains or losses have been recorded. Contractual maturities of these securities at September 30, 1999 are as follows (in thousands):

                              Amounts Maturing Within:
                              ------------------------

                              1 year                         $  205
                              2-5 years                         940
                              6-10 years                      1,310
                              Thereafter                        346
                                                             ------
                                                             $2,801
                                                             ======

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the quarter ended June 30, 1999 an additional charge of $50,000 was taken to reflect the current period estimate for completing the termination of home-building operations in Metropolitan Washington, D.C. The interim Consolidated Financial Statements at September 30, 1999 reflect a liability of $39,000 representing the remaining balance of the additional restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C.. Although the Company believes that the remaining provision is sufficient based on current period estimates, the actual cost may be greater or less. (See note 8)

At September 30, 1999, the Company had commitments to purchase 629 finished building lots in the Greater Tampa area at a total purchase price of approximately $17,133,000 over a three-year period. Substantial deposits will be forfeited if the Company is unable to satisfy these commitments. See Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

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

At the 1999 Annual Meeting of Stockholders, to be held on November 16, 1999, the stockholders will vote on proposals to adopt an amendment to the Company's Restated Certificate of Incorporation to (i) effect a 1-for-500 reverse stock split of the Company's issued and outstanding common stock and (ii) a reduction in the number of shares of capital stock authorized. The Amendment, if approved, will become effective with the filing of a Certificate of Amendment with the Secretary of State of Delaware no later than November 30, 1999. If the 1-for-500 reverse stock split is approved, holders of record of fewer than 500 shares in any discrete account will receive, in lieu of fractional shares, $5.40 for each share owned immediately prior to the reverse stock split. The Amendment will not change the par value of the common stock which will remain at $.01 per share. The reverse stock split, if approved, is structured to be a "going private" transaction as defined in Rule 13e-3 of the Securities and Exchange Act of 1934.

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

The consolidated financial statements for the year ended March 31, 1998 include a restructuring charge of $1,840,000 ($1,214,000 after benefit for federal income tax) associated with the termination of home-building operations in Metropolitan Washington, D.C.. The restructuring charge of $1,840,000 includes the following: $701,000 for selling expenses; $277,000 for write-off of deferred charges; $327,000 for loss on remaining homes; and $535,000 for administrative and other. During the quarter ended June 30, 1999, the Company recognized an additional $50,000 in restructuring charges. These additional charges were primarily comprised of office lease termination fees incurred as a result of exiting the Metropolitan Washington, D.C. market. At September 30, 1999, $39,000 of the restructuring charge is included in Accounts Payable and Accrued Liabilities. A rollforward of the liability related to the restructuring charge, by category, is as follows (in thousands):

-----------------------------------------------------------------------------------------
                                                                       Loss on
                                            Administrative  Deferred  remaining
                                 Selling       Charges      Charges     homes       Total
-----------------------------------------------------------------------------------------
Restructuring Liability,
March 31, 1999                     --           $  6          --         --         $  6
-----------------------------------------------------------------------------------------
Additional Liability               --             50          --         --           50
-----------------------------------------------------------------------------------------
Expenses paid                      --            (17)         --         --          (17)
-----------------------------------------------------------------------------------------
Restructuring liability,
September 30, 1999                 --           $ 39          --         --         $ 39
-----------------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Financial Statements for the quarter ended September 30, 1999 reflect a liability of $39,000 representing the remaining balance of the additional restructuring provision associated with the termination of home-building operations in Metropolitan Washington, D.C.. (see note 8) The actual cost may be greater or less than the remaining provision. The Company believes that it has sufficient cash flow on hand to absorb the remaining costs associated with the restructuring.

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

The Company currently has financing agreements in the aggregate amount of $23,240,000 with commercial banks located in the area in which its subsidiary operates. The terms of these financing agreements vary, are each for one year or more from their date of origination, are generally guaranteed by the Company, and are all secured by the related real estate inventory. The Company's Chairman and President has agreed to personally guarantee a portion of the financing agreements including a specific indemnification of certain environmental conditions. The obligations of the Company's Chairman and President continue during the term of the loan agreement subject to certain ratios and financial performance of the Company which have been satisfied at September 30, 1999.

The Company generally acquires finished building lots under contracts which spread the time for acquisition of such lots over a period of time that roughly coincides with the estimated time required for the sale of the homes on those lots. At September 30, 1999, the Company had commitments to purchase 629 finished building lots in the Greater Tampa area at a total purchase price of approximately $17,133,000 over a three-year period. These commitments assure a continuing supply of finished building lots in the future. In conjunction therewith $130,000 of land options and deposits have been paid. A substantial portion of those deposits will be forfeited if the Company is unable to satisfy these commitments.

During the year ended March 31, 1996, the Company purchased a parcel of land in Greater Tampa, Florida containing approximately 360 lots of which 300 were undeveloped. At September 30, 1999, the Company had developed all of those undeveloped lots into finished building lots and delivered 189 homes on those lots in prior periods up to and including September 30, 1999. The Company obtained financing from a commercial bank to fund a portion of the cost of acquiring and developing the land.

The Company's short-term liquidity and its ability to operate over the short term are reasonably assured by the financing agreements in place, by the Company's backlog of sales contracts, and by the commitments to acquire finished building lots. The Company's long-term liquidity is not affected by any material capital expenditure but would be impacted by the inability to renew certain of the financing agreements when they mature. The strength of the housing market in the areas where the Company operates and the ability of the Company to maintain a continued supply of finished building lots will also affect the Company's long-term liquidity. Also, if the reverse stock split proposal (see note 7) is approved, the cost to the Company (including expenses) of effecting the reverse stock split and making payments in lieu of fractional shares is expected to approximate $1,050,000. Management believes that the Company currently has adequate financing and liquidity to meet its short-term financial obligations and to fund the short-term acquisition and construction of inventory. However, there is no assurance that such financing will be available to the Company in the future. In addition, homebuilding is a cyclical industry with economic conditions having a substantial impact on operating performance.

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

Substantially all of the Company's computers are relatively new and, when purchased, were and are Year 2000 compliant. To bring all of its computer systems into compliance, the Company has engaged ProSoft, Inc. to make the changes necessary to make it Year 2000 compliant. ProSoft, Inc. commenced its work during the fiscal quarter ending September 30, 1999 and expects to complete its work prior to November 30, 1999. The Company estimates that the necessary work will cost approximately $20,000. The costs for such work will be expensed. Only limited testing of the Company's computer systems is expected to be necessary.

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

                                Three Months Ended       Six Months Ended
                                   September 30,          September 30,
                                -----------------       -----------------
                                   1999      1998          1999      1998
                                -------   -------       -------   -------
Homes delivered
    Units                            99        79           192       188
    Home sales revenue          $14,910   $11,486       $28,940   $26,037
    Average sales price         $ 150.6   $ 145.4       $ 150.7   $ 138.5
Homes sold
    Units                            80        88           190       182
    Sales value                 $12,050   $12,366       $28,696   $25,503
    Average sales price         $ 150.6   $ 140.5       $ 151.0   $ 140.1

                                                         September 30,
                                                      -------------------
                                                       1999         1998
                                                      -------     -------
Backlog
    Units                                                 103         101
    Sales value                                       $15,021     $14,222
    Average sales price                               $ 145.8     $ 140.8

The increase in home sales revenues for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 results from an increase in the number of units delivered and an increase in the average sales price of the units delivered. The increase in the number of units delivered results from timing factors. The increase in the average sales price results from a wider product range and price increases.

The Company realized a decrease in the number of homes sold during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The average sales price of units sold increased during the quarter ended September 30, 1999 over the comparable period in the prior fiscal year. The decrease in the number of units sold results generally from timing factors. The increase in average sales price results from a wider product range and price increases.

The increase in home sales revenues for the six months ended September 30, 1999 compared to the six months ended September 30, 1998 results from the combination of an increase in the number of units delivered and an increase in the average sales price of units delivered. The increase in the number of units delivered results generally from timing factors. The increase in average sales prices results from a wider product range and price increases.

The number of homes sold during the six months ended September 30, 1999 increased when compared to the six months ended September 30, 1998. The increase is attributable generally to timing factors. The increase in the average sales price of homes sold during the six months ended September 30, 1999 compared to the six months ended September 30, 1998 results from a wider product range and price increases.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                          Three Months Ended September 30,
                                    ------------------------------------------
                                           1999                     1998
                                    -----------------        -----------------
                                    Dollars       %          Dollars       %
                                    -------     -----        -------     -----
Home sales revenues                 $14,910     100.0        $11,486     100.0
Cost of home sales                   12,396      83.1          9,685      84.3
Gross profit                          2,514      16.9          1,801      15.7
Selling, general and
 administrative expenses              1,895      12.7          1,456      12.7
Income before income taxes              590       4.0            319       2.8

Gross profit increased for the three months ended September 30, 1999 and gross profit as a percentage of home sales revenues also increased. The increase in gross profit is attributed to the increase in home sales revenues and a decrease in the cost of home sales as a percentage of home sales revenues.

Selling, general and administrative expenses for the three months ended September 30, 1999 increased in amount but were constant as a percentage of home sales revenues with the prior comparable period. Selling expenses increased in amount and slightly as a percentage of home sales revenues. The increase in selling expenses results from higher home sales revenues. General and administrative expenses increased in amount but decreased slightly as a percentage of home sales revenues. The increase in general and administrative expenses in attributed primarily to higher employment costs.

The change in income before income taxes for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 reflects the changes in all the components of income and expense set forth above.

For the three months ended September 30, 1999 and September 30, 1998 a provision for income taxes of $212,000 and $131,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $64,000 and $85,000 and interest expense include $62,000 and $82,000 for the three months ended September 30, 1999 and September 30, 1998 respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

Six months ended September 30, 1999 compared to the six months ended September 30, 1998

The following table sets forth, for the periods indicated, certain information regarding the Company's operations (dollars in thousands).

                                                   Six months Ended September 30,
                                                 ---------------------------------
                                                      1999               1998
                                                 --------------     --------------
                                                 Dollars    %       Dollars    %
                                                 -------  -----     -------  -----
Home sales revenues                              $28,940  100.0     $26,037  100.0
Cost of home sales                                24,188   83.6      21,961   84.3
Gross profit                                       4,752   16.4       4,076   15.7
Selling, general and administrative expenses       3,574   12.3       3,045   11.7
Income before restructuring charge, reversal of
 creditor liability and income taxes               1,128    3.9         973    3.7
Restructuring charge                                  50     .2          --     --
Reversal of creditor liability                        --     --       1,322    5.1
Income before income taxes                         1,078    3.7       2,295    8.8

Gross profit increased for the six months ended September 30, 1999 and gross profit as a percentage of home sales revenues also increased. The increase in gross profit is attributed to the increase in home sales revenues and a decrease in the cost of home sales as a percentage of home sales revenues.

Selling, general and administrative expenses for the six months ended September 30, 1999 increased in amount and as a percentage of home sales revenues over the prior comparable period. Selling expenses increased in amount and slightly as a percentage of homes sales revenues. The increase in selling expenses results primarily from higher home sales revenues. General and administrative expenses increased in amount and as a percentage of homes sales revenues. The increase in general and administrative expenses is attributed primarily to higher employment costs.

The change in income before restructuring charge, reversal of creditor liability and income taxes for the six months ended September 30, 1999 compared to the six months ended September 30, 1998 reflects the changes in gross profit and selling, general and administrative expenses.

The reversal of creditor liability results from the elimination of the estimated liability for potential distributions of cash flow to creditors provided during the year ended March 31, 1993. (see note 3, "plan of reorganization")

The restructuring charge reflects $50,000 in restructuring charges recorded during the quarter ended June 30, 1999. (see note 8, "restructuring charge")

The change in income before income taxes for the six months ended September 30, 1999 compared to the six months ended September 30, 1998 reflects the changes in all the components of income and expense set forth above.

For the six months ended September 30, 1999 and September 30, 1998 a provision for income taxes of $384,000 and $401,000 was recorded. For both periods the rates were calculated at statutory rates.

Interest and other income includes $131,000 and $171,000 and interest expense includes $127,000 and $165,000 for the six months ended September 30, 1999 and September 30, 1998, respectively, from wholly-owned finance subsidiaries established in prior years to sell collateralized mortgage obligations through participation in various multi-builder bond programs.

ITEM 3

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             None

Part II.   Other Information

ITEM 2

         CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) On December 1, 1998 the Company effected a 1-for-3 reverse stock split combination of its shares of common stock.

ITEM 6

        EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             On October 28, 1999 the registrant filed a Current Report on Form 8-K with respect to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTERNATIONAL AMERICAN HOMES, INC.


Date: November 12, 1999                 By: /s/ Robert J. Suarez
                                           -------------------------------------
                                        Robert J. Suarez
                                        President


Date: November 12, 1999                 By: /s/ Robert I. Antle
                                           -------------------------------------
                                        Robert I. Antle
                                        Executive Vice President, Treasurer, and
                                        Chief Financial Officer